Form 10QSB
period 1998-09-30
UB&T FINANCIAL SERVICES CORP
filed 1998-11-13
CIK 1070730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark One
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1998
                                           ------------------

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from ____________ to ____________

COMMISSION FILE NUMBER:  000-24899

                        UB & T FINANCIAL SERVICES CORP.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            GEORGIA                                58-2378257
       ----------------                           ------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                    Identification)

                               129 E. ELM STREET
                            ROCKMART, GEORGIA 30153
                            -----------------------
                   (Address of principal executive offices)

                                (770) 684-8888
                     ------------------------------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report date)

Check whether the issuer (1) fiiled all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 12, 1998:     451,105 shares; $5 par value

Transitional Small Business Disclosure Format  (Check One)  Yes        No   X
                                                                -----     -----

                        UB & T FINANCIAL SERVICES CORP.

                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION

          ITEM 1:

               Consolidated Balance Sheet - September 30, 1998

               Consolidated Statements of Income and Comprehensive Income -
                Three months ended September 30, 1998 and 1997 and nine months ended September 30, 1998 and 1997

               Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1998 and 1997

          ITEM 2:    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

PART II:  OTHER INFORMATION

          ITEM 6:  Exhibits and Reports on Form 8-K

          Signatures

                      PART I:      FINANCIAL INFORMATION
            ITEM 1:

                UB & T FINANCIAL SERVICES CORP.  AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (Unaudited)

                              ASSETS
                              ------

            Cash & due from banks                                    $     1,201,438
            Federal funds sold                                                32,415
            Interest bearing deposits with other banks                     1,865,926
            Securities available for sale, at fair value                  10,465,620

            Loans                                                         26,837,664
              Less:  Allowance for loan losses                              (341,714)
              Less:  Deferred loan fees and
                     unearned income                                         (15,443)
                                                                      ----------------

                            Loans, net                                    26,480,507

            Premises and equipment, net                                    1,998,913
            Accrued interest receivable                                      346,699
            Other assets                                                     176,017
                                                                      ----------------

                            Total assets                             $    42,567,535
                                                                       ===============


                        LIABILITIES and STOCKHOLDERS' EQUITY
                        ------------------------------------

            Deposits:
              Demand                                                 $     3,288,927
              Interest-bearing demand                                      6,965,868
              Savings                                                      5,074,207
              Time deposits                                               20,829,871
                                                                      ----------------

                            Total deposits                                36,158,873

            Other borrowings                                                  30,000
            Federal funds purchased                                          555,000
            Accrued interest payable                                         370,240
            Other liabilities                                                137,319
                                                                      ----------------

                            Total liabilities                             37,251,432
                                                                      ----------------

            Stockholders' equity:
              Common stock, $5 par value; 10,000,000
                 shares authorized; 451,105 shares
                 issued and outstanding                                    2,256,525
              Capital surplus                                              2,187,292
              Retained earnings                                              824,565
              Accumulated comprehensive income, net of tax                    48,721
                                                                      ----------------

                          Total stockholders' equity                       5,316,103

            Total liabilities and stockholders' equity               $    42,567,535
                                                                       ===============

            The accompanying notes are an integral part of these financial statements.

                UB & T FINANCIAL SERVICES CORP. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                                Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                                1998          1997          1998          1997
                                                              -----------------------     ------------------------
     Interest income:
          Loans, including fees                              $ 663,013       561,184      1,852,882     1,589,065
          Investment securities                                171,701       240,728        585,383       719,507
          Deposits with other banks                             26,503         3,571         59,569        10,638
          Federal funds sold                                    15,790        17,475         38,072        31,739
                                                              ---------     ---------     ----------    ----------

                   Total interest income                       877,007       822,958      2,535,906     2,350,949

     Interest expense:
          Deposits                                             397,785       358,509      1,180,678       994,091
          Other borrowings                                       1,086        37,883          2,352       110,564
                                                              ---------     ---------     ----------    ----------

                   Total interest expense                      398,871       396,392      1,183,030     1,104,655
                                                              ---------     ---------     ----------    ----------


                   Net interest income                         478,136       426,566      1,352,876     1,246,294

     Provision for loan losses                                  30,500        11,250         52,250        55,800
                                                              ---------     ---------     ----------    ----------

            Net interest income after provision
                   for loan losses                             447,636       415,316      1,300,626     1,190,494
                                                              ---------     ---------     ----------    ----------

     Other income:
          Service charges on deposit accounts                   92,932        87,203        245,518       252,437
          Gain on sale of securities available for sale         27,338         5,616         27,668         5,616
          Other operating income                                14,070        10,793         48,489        45,457
                                                              ---------     ---------     ----------    ----------

                   Other income                                134,340       103,612        321,675       303,510
                                                              ---------     ---------     ----------    ----------

     Other expenses:
          Salaries and employee benefits                       231,128       207,812        659,730       617,962
          Net occupancy and equipment expense                   66,328        70,665        205,231       215,230
          Other operating expense                              147,403       108,385        393,125       323,493
                                                              ---------     ---------     ----------    ----------

                   Total other expense                         444,859       386,862      1,258,086     1,156,685
                                                              ---------     ---------     ----------    ----------

     Income before income taxes                                137,117       132,066        364,215       337,319

     Applicable taxes                                           41,195        38,960         99,973        85,240
                                                              ---------     ---------     ----------    ----------

                   Net income                                $  95,922        93,106        264,242       252,079
                                                              ---------     ---------     ----------    ----------


     Other comprehensive income:
          Unrealized gains on securities available-for-
            sale arising during period, net of tax              34,228        91,779         56,238        67,249
          Less:  Reclassification adjustment for gains
            included in net income, net of tax                  18,043         3,707         18,261         3,707
                                                              ---------     ---------     ----------    ----------

     Total other comprehensive income                           16,185        88,072         37,977        63,542

                Comprehensive income                         $ 112,107     $ 181,178     $  302,219    $  315,621
                                                               ========      ========      =========     =========

     Basic and diluted earnings per common share             $    0.21     $    0.21     $     0.59    $     0.56
                                                               ========      ========      =========     =========

     Weighted average outstanding shares                     $ 451,105     $ 451,105     $  451,105    $  451,105
                                                               ========      ========      =========     =========

     Cash dividends per common share                         $    0.00     $    0.00     $     0.25    $     0.20
                                                               ========      ========      =========     =========

     The accompanying notes are an integral part of these financial statements.


                UB & T FINANCIAL SERVICES CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                                1998                1997
                                                          ---------------     ---------------
   Cash flow from operating activities:

   Net income                                              $     264,242             252,080

   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                 52,250              55,800
        Depreciation, amortization, and
          accretion, net                                         111,690             115,986
        Gain on sale of investment securities
          available for sale                                     (27,668)             (5,616)

   Changes in assets and liabilities:
        Decrease  (increase) in accrued
          interest receivable                                     88,357              (4,205)
        (Increase) decrease in other assets                      (23,730)             62,087
        Increase in accrued interest payable                       9,206              44,417
        Increase in accrued expenses and
          other liabilities                                          469             110,560
                                                           --------------      --------------

           Net cash provided by operating activities             474,816             631,109
                                                           --------------      --------------

   Cash flows from investing activities:
        Purchase of interest bearing deposits with
          other banks                                         (1,579,421)                  -
        Proceeds from maturities of interest bearing
          deposits with other banks                                    -             668,941
        Purchases of investment securities-
          held to maturity                                             -             (94,400)
        Purchases of investment securities-
          available for sale                                  (5,864,031)         (5,237,441)
        Proceeds from calls/maturities of
          investment securities-available for sale             6,494,774             600,000
        Payments on mortgage-backed securities                   508,004             279,705
        Proceeds from sales of investment securities-
           available for sale                                  2,062,858           3,394,334
        Decrease in Federal funds sold                         1,588,759             935,000
        Net increase in loans                                 (4,101,353)         (3,854,817)
        Purchases of premises and equipment                      (59,516)            (26,659)
                                                           --------------      -------------

           Net cash used in investing activities                (949,926)         (3,335,337)
                                                           --------------      --------------

   Cash flows from financing activities:
        Net increase in deposits                                 308,954           2,730,854
        Increase  in Federal funds purchased                     555,000                   -
        Increase (decrease) in other borrowed funds               30,000            (425,000)
        Dividends paid                                          (112,776)            (90,221)
                                                           --------------     ---------------

           Net cash provided by financing activities             781,178           2,215,633
                                                           --------------     ---------------

   Net increase (decrease) in cash and cash equivalents          306,068            (488,595)

   Cash and cash equivalents at beginning of period              895,370           1,380,146
                                                           --------------     ---------------

   Cash and cash equivalents at end of period            $     1,201,438             891,551
                                                           ==============      ==============

  The accompanying notes are an integral part of these financial statements.



                 UB & T FINANCIAL SERVICES CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998.

          The adoption of the provision of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of income per common share for the three and nine months ended September 30, 1997.

          In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of startup activities and
          organization costs be expensed as incurred.   SOP 98-5 becomes
          effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of September 30, 1998, the Company had $24,823 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

          In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.


          There are no other recent accounting pronouncements that have had, or are expected to have a material effect on the Company's financial statements.

NOTE 3.   BUSINESS COMBINATION

          On September 1, 1998, UB & T Financial Services Corp. acquired all of the outstanding common stock of United Bank & Trust in exchange for 451,105 shares of $5 par value common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, United Bank & Trust ("UB&T") during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's total assets increased $1,066,000 or 2.6%, for the nine months ended September 30, 1998. Total loans increased by $4,081,000 or 17.9% for the nine months ended September 30, 1998. The loan to deposit ratio as of September 30, 1998 was 74.2% as compared to 64.6% at September 30, 1997. Total deposits increased by $309,000 for the nine months ended September 30, 1998. The slow growth is believed to stem from a highly competitive banking industry and a more stabilized general economy.

LIQUIDITY

As of September 30, 1998, the liquidity ratio was 26.7% compared to 32.9% at September 30, 1997. This ratio is within the Bank's target ratio range of 25% - 30%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the decrease in investment securities and pledged deposits and an increase in deposits. The Bank has lines of credit available to meet any unforseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides a line of credit up to $4,000,000 on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At September 30, 1998, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios for the Bank are as follows:

     Leverage capital ratio          12.3%
     Risk-based capital ratios:
          Core capital               18.5%
          Total capital              19.7%

RESULTS OF OPERATIONS

Net interest income increased $51,000 or 12.1% for the three months ended September 30, 1998 compared to the same period in 1997. The net increase consists of an increase in interest income of $54,000 or 6.5% less an increase in interest expense of $3,000 or .6% for the three month period.

Net interest income increased $106,000 or 8.5% for the nine months ended September 30, 1998 compared to the same period in 1997. The net increase consists of an increase in interest income of $184,000 or 7.8% less an increase in interest expense of $78,000 or 7.1% for the nine month period. The increase in interest income is due primarily to the growth in total interest-earning
assets of $1 million from September 30, 1997 to September 30, 1998.   The
majority of the growth in interest-earning assets has been in loans. Loans by nature have a higher earning percentage compared to Federal funds sold or investment securities. Loans have grown $5,047,000 from September 31, 1997 to September 30, 1998 while investment securities, Federal funds sold and deposits with other banks decreased $3,925000. Total interest-bearing liabilities increased during the same period by $3 million. Net interest margin was 3.5% for the nine months ended September 30, 1998 and 1997. The net increase in interest-bearing liabilities is a result of a $1,620,000 decrease in other borrowings and Federal funds purchased and a $2,448,000 increase in deposits. The deposits on average would bear less interest expense than borrowings.

The Bank's provision for loan losses increased by $19,000 or 170% during the three months ended September 30, 1998 as compared to the same period in 1997. The Bank's provision for loan losses decreased by $3,550 during the nine months ended September 30, 1998 as compared to the same period in 1997. The allowance for loan losses at September 30, 1998 was $342,000 or 1.27% of total loans compared to 1.31% at September 30, 1997. Based on management's evaluation, the allowance is adequate to absorb any anticipated loan losses at September 30, 1998.

The additional provision for loan losses for the three month period ended September 30, 1998 is based on the overall growth in loans. The analysis below indicates an increase in net charge-offs in 1998 as compared to 1997. The second table following indicates increases of $160,000 and $287,000 in nonaccrual loans and past due loans over 90 days, respectively. The $287,000 increase in nonaccrual loans is consist of $205,000 to two borrowers. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997,
                                                            1998      1997
                                                          --------  --------
                                                        (Dollars in thousands)

           Balance, beginning of period                     $ 312       240
                                                            -----     -----

              Less   Charge-offs
                     Commercial loans                         (13)      ( 3)
                     Consumer loans                           (20)      (13)
              Plus   Recoveries
                     Commercial loans                           4         1
                     Consumer loans                             6         7
                                                            -----     -----

                Net charge-offs                               (23)      ( 8)

              Plus   Provision for loan losses                 52        55
                                                            -----     -----

           Balance, end of period                           $ 341       287
                                                            -----     -----

The following table is a summary of nonaccrual and past due loans.


                                                                             September 30, 1998
                                                                             ------------------
                                                                                            Past due 90
                                                                        Nonaccrual          days still
                                                                           Loans             Accruing
                                                                       ------------        -------------
                                                                            (Dollars in thousands)

                                   Real estate loans                      $  23                $  30
                                   Commercial loans                          49                  144
                                   Consumer loans                           134                  174
                                                                           -----               -----
                                       Total                              $ 206                $ 348
                                                                           -----               -----

                                                                             September 30, 1997
                                                                             ------------------
                                                                                            Past due 90
                                                                        Nonaccrual          days still
                                                                          Loans              Accruing
                                                                       ------------        -------------
                                                                            (Dollars in thousands)

                                   Real estate loans                      $  46                $  -0-
                                   Commercial loans                          -0-                   3
                                   Consumer loans                            -0-                  58
                                                                           -----               -----

                                       Total                              $  46                $  61
                                                                           -----               -----


The Company's policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when; (1) there is significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgement, the collection of interest and principal become probable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Other income for the three months ended September 30, 1998 increased by $30,928 or 29.6% compared to the same period in 1997. Other income for the nine months ended September 30, 1998 decreased by $18,165 or 5.9% compared to the same period in 1997.

Other expenses increased approximately $58,000 for the three month period ended September 30, 1998 compared to the same period in 1997. The increase is due primarily to an increase in other operating expenses of $39,000 or 35.9%. Other expenses increased by approximately $101,000 or 8.7% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase is primarily due to an increase in other operating expenses of $69,000 or 21.5% and an increase of $41,000 or 6.7% in salaries and other employee benefits. There is not any one significant item that makes up the increase in other operating expenses. The increase includes normal increases due to growth.

Income tax expense increased by $2,200 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Income tax expense increased by $14,700 for the nine months ended September 30, 1998 compared to the nine months ended Septe,ber 30, 1997. The effective tax rate for the nine month period in 1998 was 27% compared to 25% for the same period in 1997.

Net income increased for the three months ended September 30, 1998 by $4,000 compared to the same period in 1997. Net income increased for the nine months ended September 30, 1998 by $12,000 compared to the same period in 1997.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonable likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

CAPABILITY OF THE BANK'S PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR  2000

The Situation:  As the end of this century draws near, there is worldwide
-------------
concern that year 2000 technology problems may wreck havoc on global economies. No country, government, business or person is immune from the POTENTIAL effects of year 2000 problems. The year 2000 problem arose because many existing computer systems and software programs use a two digit year field. Because of this, some computers will not properly recognize the turn of the century. A computer with a two digit year field may recognize the year 2000 as 1900. If not corrected, many computer applications could fail or miscalculate data creating erroneous results.

For a bank, year 2000 problems could be devastating if loan or deposit interest accruals are not calculated properly. A year 2000 caused system crash could result in a disruption of business which in turn could cause the bank to lose a significant portion of it's customer base. Either of which could result in material adverse consequences for the bank.

To address the year 2000 problems United Bank & Trust formed a "Year 2000 Task Force" made up of key employees and directors. This Task Force has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the year 2000 readiness of all equipment, software, and applications after upgrades have been made.

Readiness:  Critical systems, hardware and software have received priority
---------
attention. As of October 31, 1998, all critical systems have been upgraded or replaced and the related software has been upgraded to meet year 2000 standards and are presently in the "testing phase" to ensure proper functioning in a year 2000 environment. These critical systems include our core bank processing hardware and Sparak 3000 software, Fedline communication system to the Federal Reserve Bank, and our automated new accounts and loan document preparation software as well as the network fileserver. The fileserver and several critical station personal computers have been upgraded or replaced with year 2000 compliant hardware and software to bring this area up to year 2000 standards. Several other software systems have been upgraded to be year 2000 compliant and are currently in the testing phase including accounts payable software, stock accounting software and fixed assets software.

Since the bank is heavily reliant on outside vendors for many services such as electricity, phone service, water, gas, ATM processing, bond accounting, and bank related forms we have developed a year 2000 questionnaire to help us determine a vendors state of year 2000 readiness. These questionnaires are in the process of being obtained and evaluated.

Contingency Plans:  Due to the critical nature of our core processing system and
-----------------
our automated platform for new accounts and loan document preparation, we have developed contingency plans that will be put into operation should any of these systems not pass year 2000 readiness testing.

In addition to our primary core processing system the bank has a backup data processing site at our Cedartown office. This backup site has already received hardware and software upgrades to bring the core backup system to year 2000 compliance standards. Management anticipates the backup site will be totally compliant by the end of March 1999.

Cost:  After our assessment phase to determine the extent of our year 2000
----
problem, our board of directors approved a budget in the amount of $55,000 to address the year 2000 issue. In order to ensure adequate funds are provided to resolve year 2000 issues, including those that may not be presently known, our year 2000 budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from our present budget, although there can be no assurances in this regard.

As of October 31, 1998 we have experienced $39,500.00 in year 2000 expenses. This expense breaks down as follows: $29,000 for hardware, $1,600 for software, $7,700 to service providers for assessment and testing, $300 for forms, and $900 on customer awareness and education.

Other Concerns:     Another area of year 2000 concern for the bank is customer
--------------
awareness and preparedness. In particular, loan customers who are not year 2000 compliant could experience business interruptions which could affect their ability to repay debts owed to the bank resulting in adverse bank performance. The customer awareness and education expenses have been incurred in an effort to insure customers are aware of the year 2000 problem and understand the potential impact on their business. Loan customers considered to have year 2000 exposure are being required to complete a questionnaire in order to assess their year 2000 readiness and the bank's exposure.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         27. Financial Data Schedule

    (b)  Reports on Form 8-K.

         On September 17, 1998, UB & T Financial Services Corp. filed a Form 8-K to report that UB & T Financial Services Corp. acquired all of the outstanding common stock of and became the parent holding company for UB & T.

         On October 6, 1998, UB & T Financial Services Corp. filed a Form 8-K to report that the Board of Directors approved a change in their certifying accounts. The accounting firm of Mauldin & Jenkins, LLC, Atlanta, Georgia, was retained and KPMG was dismissed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UB & T FINANCIAL SERVICES CORP.


DATE:_________________________________      BY:______________________________
     Sumter R. Nelson
     President and Chief
     Executive Officer


DATE:_________________________________      BY:______________________________
     Melissa Y. Deems
     Vice President and Chief
     Financial Officer