Form 10KSB
period 1998-12-31
UB&T FINANCIAL SERVICES CORP
filed 1999-04-01
CIK 1070730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission file number: 000-24899

                      UB&T FINANCIAL SERVICES CORPORATION
       (Exact name of small business issuer as specified in its charter)

          Georgia                                              58-2378257
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                               Identification)

         129 East Elm Street, Rockmart, Georgia         30153
         (Address of principal executive offices)     (Zip Code)

                     Issuer's telephone number: 770-684-8888

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $5.00 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ----   ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,878,000

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $4,370,448 at March 15, 1999 based on private trades at $16.00 per share, although there is no established trading market.

There were 426,370 shares of Registrant's common stock outstanding at March 15, 1999.

Documents Incorporated By Reference: Portions of Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this Report and portion's of Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ----    ----

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

ITEM 1:     Description of Business                                         3

ITEM 2:     Description of Properties                                       9

ITEM 3:     Legal Proceedings                                               9

ITEM 4:     Submission of Matters to a Vote of Security Holders             9

                                     PART II

ITEM 5:     Market for Common Equity and Related Stockholder Matters        9

ITEM 6:     Management's Discussion and Analysis or Plan of Operation      10

ITEM 7:     Financial Statements                                           24

ITEM 8:     Changes in and Disagreements with Accountants on Accounting    24
            and Financial Disclosure

                                    PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons: 25 Compliance with Section 16(a) of the Exchange Act

ITEM 10:    Executive Compensation                                         26

ITEM 11:    Security Ownership of Certain Beneficial Owners and Management 26

ITEM 12:    Certain Relationships and Related Transactions                 26

ITEM 13:    Exhibits and Reports on Form 8-K                               26

SIGNATURES

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations and the Company's business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These factors include the following:
(a) competitive pressure in the banking industry and the Bank's market area; (b) changes in the interest rate environment; (c) the fact that general economic conditions may be less favorable in the Bank's market area than we expect; and
(d) changes in our regulatory environment. The accompanying information contained in this Report, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in the Company's Securities Act filings, identifies important additional factors that could adversely affect actual results and performance. Prospective investors are urged to carefully consider such factors.

All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements.

                                    PART I

Item 1. Description of Business.

(a)     Business Development

UB&T Financial Services Corporation (the "Company"), a Georgia corporation, was organized on May 28, 1998 for the purpose of acquiring all of the issued and outstanding common stock of United Bank & Trust (the "Bank") and becoming the bank holding company for the Bank. Pursuant to an Agreement and Plan of Reorganization approved by the Bank's shareholders in May 1998, each outstanding share of common stock of the Bank was converted into and exchanged for one share of the $5.00 par value common stock of the Company ("Company Common Stock"), the shareholders of the Bank became shareholders of the Company, and the Bank became a wholly owned subsidiary of the Company effective September 1, 1998. The Company is registered and regulated as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

The Bank is a financial institution which was organized under the laws of the State of Georgia on October 27, 1988 and completed its initial offering of 451,105 shares of its common stock at a price of $10.00 per share on December 20, 1989. On January 16, 1990, the Bank received Bank Insurance Fund insurance of its accounts from the Federal Deposit Insurance Corporation ("FDIC") and its permit to begin business as a commercial bank under the laws of the State of Georgia from the Georgia Department of Banking and Finance (the "Department"). On July 10, 1995, the Bank opened a full-service branch in Cedartown, Polk County, Georgia.

The headquarters of the Company and the Bank are located at 129 East Elm Street in Rockmart, Polk County, Georgia.

(b)      Business of Issuer

The Company does not currently have any subsidiaries other than the Bank or conduct independent business operations. The Bank's operations are primarily retail and commercial oriented and are targeted at individuals and small to medium-sized businesses located within its market area. The Bank considers its primary market area to be Polk County, the area within a five-mile radius of Taylorsville located half in Polk County and half in Bartow County, and nearby areas of Floyd, Paulding, Haralson and Carroll Counties. While the Bank provides most traditional commercial and consumer banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured consumer and business loans, including, but not limited to: (i) working capital loans; (ii) long-term fixed asset purchase or expansion loans;
(iii) consumer for automobiles, appliances and household equipment ; (iv) residential real estate loans and home improvement loans; (v) residential construction loans;
(vi) industrial and agricultural equipment loans; (vii) educational loans; and
(viii) county and city development authority loans. The Bank also acts as an issuing agent for U.S. Savings Bonds, travelers checks, money orders and cashiers checks. The Bank does not presently provide trust services.

Competition

Consistent with its community banking approach, the Bank's loan and deposit customers are located primarily in Polk County and surrounding areas. The Bank competes directly for deposits in its market area with other commercial banks, thrifts, credit unions, brokerage firms, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies, insurance companies and other lenders engaged in the business of extending credit in its market area. Interest rates, both on loans and deposits, and prices of services are highly competitive among financial institutions generally. Office location, types and quality of services and products, office hours, customer service, community reputation and continuity of personnel are also important competitive factors.

The Company and Bank may compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies and insurance companies. Many of these other financial institutions and companies will have far greater resources than either the Bank or the Company.

On September 29, 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was enacted. In general, the Interstate Banking Act, among other matters, permits bank holding companies, upon receipt of appropriate regulatory approvals, (i) to merge their multi state bank subsidiaries into a single bank by June 1, 1997, unless the state legislatures act to "opt-out" of this provision; and (ii) to acquire banks in any state one year after the effective date of the Interstate Banking Act. It also permits banks, upon receipt of appropriate regulatory approvals, to establish de novo branches across state lines, so long as the individual states into which the potential entrant proposes to branch specifically pass legislation to "opt-in" and allow out of state banks to branch in that state on a de novo basis.

The Bank, as a state chartered bank, is permitted to branch to the extent that banks are permitted to branch under Georgia law. In 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current branching restrictions by allowing banks in Georgia, with prior approval of the Department (and the appropriate Federal regulatory authority), to establish up to three new branches to be located in any county in the state. Effective July 1, 1998, Georgia banks may establish an unlimited number of branches in any county in the state, upon receipt of appropriate regulatory approvals.

The United States Congress and the Georgia General Assembly have periodically considered and adopted legislation that has resulted in, and could further result in, deregulation of both banks and other financial institutions. Such legislature could further eliminate geographic restrictions on banks and bank holding companies and current prohibitions against banks engaging in certain nonbanking activities. Such legislative changes could place the Bank in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Bank cannot be accurately predicted. The Bank cannot predict what other legislation might be enacted or what other regulations might be adopted and, if enacted or adopted, the effect thereof.

As a result of the enactment of such statutes, the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Management of the Company and the Bank believes that there is a need and demand in its market area for locally owned and operated financial institutions such as the Bank. However, there is no assurance that the Bank can remain an effective competitor in such a deregulated financial services environment.

Employees

As of December 31, 1998, the Bank had 26 full-time and 3 part-time employees. The Company has no employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the Department and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations.

Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The legislation provided that effective after July 1, 1996, banks in Georgia, with prior approval of the Department (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching went into effect as Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1998, the Bank met the definition of a "well capitalized" institution.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions such as orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund ("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium will be less than $.02 per $100 of BIF insured deposits for the highest-rated institutions.

On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals,
(b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community developments, small and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that the prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Justice Department filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suites have been settled (some for substantial sums) without a full adjudication on the merits.

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes discrimination in lending and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of establishing discrimination in lending were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, or (b) where there is no showing that the treatment was motivated by intent to discriminate against a person, and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect on a protected class, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

Regulation of the Company. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank. The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities. As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards. The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior approval of the Department, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states. The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(g) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

The United States Congress and the Georgia General Assembly periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

Monetary Policy

The earnings of the Bank are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States Government and its agencies.

The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply.

The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member banks' borrowings. The Federal Reserve also conducts open market transactions in United States Government securities.

Periodically, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate on a regional or other basis the present restriction on interstate expansion by banks or bank holding companies, to alter the statutory separation of commercial and investment banking and to alter the powers of thrift institutions and other competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Item 2.  Properties.

The Company's corporate office and the Bank's main office is located at 129 East Elm Street near downtown Rockmart, Georgia. The site is adjacent to Rockmart's central business district. The main office is accessible directly from East Elm Street and Slate Street. In July 1995, the Bank opened a branch office in Cedartown, Georgia located at 632 N.Main Street.

The main office is an office building owned by the Bank and contains approximately 8,000 square feet of finished space used for Bank offices, operations, storage, teller windows and the Bank lobby. The Bank building also has drive-in facilities and an automated teller machine with 24-hour access. The total cost of constructing the building, including site improvements, was approximately $1.0 million. Furnishings, including vault, teller facilities, safe deposit boxes, drive-up windows, one automated teller machine and other necessary furniture, fixtures and equipment, cost approximately $785,000.

The Cedartown office is an office building owned by the Bank and contains approximately 4,700 square feet of finished space used for Bank offices, storage, computer back-up site, teller windows, and the Bank lobby. The Bank building also has drive-in facilities and an automated teller machine with 24-hour access. The total cost of constructing the building, including site improvements, was approximately $750,000. Furnishings, including vault, teller facilities, safe deposit boxes, drive-up windows, one automated teller machine, and other necessary furniture, fixtures, and equipment, cost approximately $268,000.

Item 3.  Legal Proceedings.

The Company and the Bank are not parties to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, and no such proceedings are known to be contemplated by governmental authorities. There are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder is a party adverse to or that has a material interest adverse to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The stock of the Company (and of the Bank prior to September 1, 1998) has not been traded publicly and no specific market sales prices can be quoted. The Company and the Bank have maintained partial records of share prices based upon actual transactions disclosed. However, these records are incomplete since they do not reflect prices for all transactions in the common stock of the Company or the Bank. To the extent such information has been disclosed to the Company or the Bank, the share prices of the common stock of the Company and the Bank are as follows:

     Year/Quarter             High Selling Price         Low Selling Price
     ------------             ------------------         -----------------
         1997
     First Quarter                  $14.00                   $ 14.00
     Second Quarter                 $14.00                   $ 14.00
     Third Quarter                  $14.00                   $ 14.00
     Fourth Quarter                 $14.00                   $ 14.00

         1998
     First Quarter                  $15.00                   $ 14.00
     Second Quarter                 $16.00                   $ 14.00
     Third Quarter                  $17.00                   $ 16.00
     Fourth Quarter                 $17.00                   $ 16.00

During the period covered by this report and to date, sales not reported to management may have occurred at share prices not reflected in this table.

As of March 1, 1999, the Company had 569 shareholders of record.

Under the Georgia Business Corporation Code, the Company may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness or other property (except its own shares) unless, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy any preferential rights of shareholders upon dissolution. The Company may also distribute its shares pro rata and without consideration to its shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

However, the only current source of funds with which the Company can pay dividends is from amounts received as dividends from the Bank. The Board of Directors of the Bank is limited in its ability to pay cash dividends on the outstanding capital stock of the Bank without regulatory approval. The Georgia Financial Institutions Code provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Approval from the Department is required prior to the payment of dividends by a bank under certain circumstances. Generally, a bank may declare and pay dividends without the prior approval of the Department so long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does not exceed 50% of such bank's net profits after taxes but before dividends for the prior calendar year, and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination. The Bank will be governed by the aforementioned restrictions with regard to the payment of dividends to the Company which, in turn, may serve as a limitation on any future dividend payments by the Company to its shareholders.

On February 18, 1997, the Company declared a cash dividend of $0.20 per share payable to shareholders of record as of February 18, 1997. On January 20, 1998, the Company declared a cash dividend of $0.25 per share payable to shareholders of record as of January 20, 1998. On February 16, 1999, the Company declared a cash dividend of $0.25 per share payable to shareholders of record as of February 16, 1999. In addition, the information set forth in Note 11 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders' for the year ended December 31, 1998 (the "Annual Report") is incorporated by reference herein in partial answer to Item 5 of this Form 10-KSB.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report. The following discussion compares results of operations for the years ended December 31, 1998 and 1997.

The following is a discussion of the financial condition of the Company and subsidiary at December 31, 1998 and 1997 and the results of operations for the years ended December 31, 1998 and 1997. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Overview

The Company has had steady growth in earning assets and deposits since inception. Net income had steadily increased until 1998. The decrease in net income from 1997 to 1998 was a direct result of an increase in the provision for loan loss. The table below summarizes the growth in average earning assets, deposits and net income for the previous five years:

                                1998       1997     1996     1995      1994
                                ----       ----     ----     ----      ----
                                          (dollars in thousands)
     Average Earning assets     $38,574    36,007   32,814   25,660    22,653
     Deposits                    36,624    35,850   30,980   26,853    21,648
     Net income                     281       351      208      188       327

Following is a summary of the Company's balance sheets for the periods indicated

                                             December 31    Increase/(Decrease)
                                           1998      1997   Amount    Percent
                                          -------   ------  ------    -------
                                                   (dollars in thousands)

    Cash and due from banks               $ 1,166      895     271     30.28%
    Interest-bearing deposits in banks
        federal funds sold                  2,444    1,907     537     28.17
    Securities                              7,597   13,582  (5,985)   (44.06)
    Loans, net                             29,555   22,432   7,123     31.75
    Premises and equipment                  1,953    2,051     (98)   ( 4.78)
    Other assets                              501      607    (106)   (17.47)
                                          -------   ------  -------   -------
                                          $43,216   41,474   1,742      4.20%
                                          -------   ------  -------   -------

    Deposits                               36,624   35,850     774      2.15
    Other borrowings                        1,181       --   1,181    100.00
    Other liabilities                         455      498  (   43)     8.63
    Shareholders' equity                    4,956    5,126    (170)     3.31
                                          -------   ------  -------   ------
                                          $43,216   41,474   1,742      4.20
                                          -------   ------  -------   ------

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

As indicated in the above table, the Company's assets increased 4.2% during 1998. The growth was due primarily to the increase in loan demand which was funded by the decrease in investment securities. Investment securities decreased as a result of the declining rates in the bond market. The decrease was comprised of $12,873,000 in calls, maturities and sales net of $6,861,000 in purchases. The loan to deposit ratio of the Company increased from 63.44% in 1997 to 81.68% in 1998. Other borrowings increased due to the additional loan demand and the Company had advances on its line of credit totaling $356,000 to purchase 21,549 shares of treasury stock. The minimal increase in deposits from 1997 to 1998 in comparison to the other years noted is a result of lower interest rates offered by the Bank.

There were $113,000 in dividends declared during 1998, therefore net earnings of $168,000 were retained by the Company.

The Company has a significant concentration in loans secured by real estate located in the Company's primary market area of Polk County. The Company's real estate mortgage and construction portfolio consists of loans collateralized by one to four family residential properties, multi-family residential properties and nonresidential properties. The Company generally requires that the loan values not exceed 75% to 85% of the collateral values for these types of real estate lending.

The primary risk associated with the Company's real estate portfolio is that a downturn in the economy could negatively impact the values of the real estate which is held as collateral for these loans. Also, an economic downturn could also increase unemployment rates in the Company's market area. These risks could affect the borrower's ability to repay the loans as well as the Company's ability to recover its investment if repayment is dependent upon the liquidation of the collateral. The Company reduces these risks not only by adherence to loan to value guidelines, but also by evaluating the creditworthiness of the borrower and monitoring the borrower's financial position. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy. In addition, the Company monitors the loan portfolio make up and limits concentrations in any one type of loan based on exposure and economic conditions.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities, and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth and the access to various other borrowing arrangements.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. The Company attempts to price its deposits to meet its asset/liability objective consistent with local market conditions.

The liquidity and capital resources of the Company are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Company's liquidity is considered adequate.

At December 31, 1998, the Company had loan commitments and letters of credit outstanding of $2,299,000 and $35,000, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis, to borrow and purchase Federal funds from other financial institutions. At December 31, 1998, the Bank has arrangements with commercial banks for additional short-term advances of approximately $7,500,000.

At December 31, 1998, the subsidiary Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Company's equity increased due to the retention of net earnings of $168,000. For regulatory purposes, the net unrealized gains on securities available for sale of $28,000, net of taxes are not considered in the computation of the capital ratios.

The primary source of funds available to the Company is the payment of dividends by its subsidiary Bank and the line of credit of $500,000 from The Bankers Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Approximately $152,000 are available to be paid as dividends by the Bank at December 31, 1998.

The minimum capital requirements to be considered well-capitalized under prompt corrective action regulatory guidelines and the actual capital ratios for the subsidiary bank as of December 31, 1998 are as follows:

                                                          Regulatory
                                             Actual       Requirement
                                             ------       -----------
          Leverage capital ratio             12.22%          5.00%
          Risk-based capital ratios:
                   Core capital              17.21%          6.00%
                   Total capital             18.39%         10.00%

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations for the Years Ended December 31, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.


                                Years ended December 31, Increase/(Decrease)
                                  1998         1997        Amount    Percent
                                -------        -----       ------    -------
                                         (dollars in thousands)

     Interest income and fees   $ 3,397        3,222        175        5.43%

     Interest expense             1,557        1,517         40        2.64

     Net interest income          1,840        1,705        135        7.92

     Provision for loan losses      292           93        199      213.98

     Other income                   481          409         72       17.60

     Other expense                1,640        1,528        112        7.33

     Pretax income                  389          493       (104)     (21.10)

     Income taxes                   108          141       ( 33)     (23.40)
                                -------        -----       -----     -------
     Net income                 $   281          352       ( 71)     (20.17)
                                -------        -----       -----     -------

INTEREST INCOME

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of management, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The increase in interest income and net interest income is a result of the increase in average loans of $4,328,000 from December 31, 1997 to December 31, 1998. Average loans increased 21.46% in 1998 compared to an increase of 15.16% in 1997.

The yield on interest earning assets was 8.81% in 1998 compared to 8.95% in 1997. Yields on loans decreased to 10.41% in 1998 compared to 10.86% in 1997. This decrease was consistent with decreases in the yields of securities, federal funds sold and deposits in banks. Average interest-earning assets increased overall by $2,567,000 or 7.13%.

Average interest-bearing liabilities increased by $1,619,000 or 5.12%, while the overall cost of funds decreased from 4.80% in 1997 to 4.68% in 1998.

Provision for Loan Losses

The provision for loan losses increased by $199,000 during 1998 or 213.98%. The allowance for loan loss amounted to $359,429 or 1.20% of total loans outstanding at December 31, 1998 as compared to $312,519 or 1.37% of total loans outstanding at December 31, 1997. The increase in the allowances for loan losses was due to the 32% growth in net loans for the year 1998. Although the allowance increased as a total, it represented a smaller percentage of total loans. This percentage decline was due to the charge off of 29 loans resulting in net loan losses of $245,340 for the year 1998 as compared to $20,277 for 1997. Nonaccrual loans totaled $124,000 at December 31, 1998. Based upon management's evaluation of the loan portfolio, management believes the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral values and current economic conditions which may affect the borrower's ability to pay.

Other Income

Other income increased from $408,871 in 1997 to $481,072 in 1998. The increase in other income is due to the gain on the sale of investment securities available for sale which totalled $74,788. Other income consists principally of service charges on deposit accounts which increased in 1998 from $389,210 to $392,473.

Other Expenses

The increase in other expenses was due primarily to the growth in the Company which resulted in increased other expenses of $112,000 in 1998 or 7.34%. Salaries and employee benefits and other operating expenses are the primary components of other expense. Salaries and employee benefits increased to $868,000 in 1998 from $824,000 in 1997. This increase is attributable to the increases in the average wages paid to employees and other related benefits. Other operating expenses increased to $508,000 in 1998 from $425,000 in 1997 and is due to an increase of $15,000 in service charges paid to correspondent banks and $22,000 of Year 2000 related expenses.

Income Taxes

Income taxes, as a percentage of pre-tax income, remained stable in 1998 and 1997 at approximately 28%.

Asset/Liability Management

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure an acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

The Company's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a quarterly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as 'interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

The Company's cumulative gap ratio was 50% as of December 31, 1998 which is considered by management to be highly liability sensitive. This is primarily a result of lower interest rates and the consumer time deposits remaining in short term maturities (6 to 12 months). Management did include the Now accounts and savings accounts in the gap calculation; even though, these are considered to be our core deposits that are less interest rate sensitive.

Selected Financial Information and Statistical Data

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and shareholders' equity of the Company, the interest rates and interest differentials experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities and sensitivitities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses of the company; types of deposits of the Company and the return on equity and assets for the Company.

The following table sets forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

I:   Distribution of Assets, Liabilities and Shareholders' Equity
     Interest Rates and Interest Differentials

                             Year Ended December 31, 1998                Year ended December 31, 1997
                               Average      Income/    Yield/     Average      Income/     Yield/
                               balance      expense     rate      balance      expense      rate
                             -----------   ---------   ------   ----------    ---------    ------
ASSETS:
Interest-earning assets:
 Loans, net                  $24,498,823   2,550,972   10.41%   20,171,106    2,190,029    10.86%
 Investments                  11,525,227     711,589    6.17%   15,055,238      982,411     6.53%
 Federal funds                   955,168      52,945    5.54%      357,359       20,062     5.61%
 Deposits w/other banks        1,594,741      81,416    5.11%      423,375       29,436     6.95%
                             -----------   ---------            ----------    ---------
          Total interest-
          earning assets      38,573,959   3,396,922    8.81%   36,007,018    3,221,938     8.95%

Noninterest-earning
  assets-other assets          3,743,044                         3,920,926
                             -----------                       -----------
          Total assets       $42,317,003                       $39,928,004
                             -----------                       -----------

LIABILITIES AND
SHAREHOLDERS'
EQUITY:
Interest-bearing liabilities:
 Interest-bearing demand
          deposits           $ 7,480,253     217,801    2.91%    5,746,712      164,317     2.86%
 Savings deposits              5,093,360     162,541    3.19%    5,212,792      185,905     3.57%
 Time deposits                20,594,628   1,171,577    5.69%   18,403,922    1,031,042     5.60%
 Federal funds purchased
   & other borrowed
   funds                          81,833       4,913    6.00%    2,234,932      135,429     6.06%
                             -----------   ---------   ------  -----------    ---------    ------
     Total interest-
     bearing liabilities     $33,250,074   1,556,832    4.68%   31,598,358    1,516,692     4.80%
                             -----------   ---------           -----------    ---------

NONINTEREST BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY:

 Noninterest-bearing demand
         deposits              3,244,708                         2,955,350
 Other liabilities               606,700                           570,812
 Shareholders' equity          5,215,521                         4,803,484
                             -----------                       -----------
                             $42,317,003                       $39,928,004
                             -----------                       -----------
Interest rate differential                              4.13%                               4.15%

Net interest income                        1,840,090                          1,705,246

Net interest margin                                     4.77%                               4.74%

Average interest-earning
 assets to average total assets                        91.15%                              90.18%

Average loans to average deposits                      67.28%                              62.41%

The following table presents the changes in the Bank's net interest income as a result of changes in volume and rate of its earning assets and interest-bearing liabilities from 1998 to 1997..

                                       1998  vs  1997
                                       --------------
                                                                Net
                                   Volume(1)      Rate(1)       Change
                                   ---------      -------       ------
                                       (dollars in thousands)
Interest income:
  Loans, net                       $ 454          (93)           361
  Investment securities             (220)         (51)          (271)
  Federal funds sold                  33           --             33
  Interest-bearing deposits
     in other banks                   62          (10)            52
                                   -----          ----          -----
         Total interest income       329         (154)           175
                                   -----          ----          -----
Interest expense:
  Interest-bearing demand             50            3             53
  Savings deposits                  (  4)        ( 19)          ( 23)
  Time deposits                      124           16            140
  Federal funds purchased
      and other borrowed funds      (129)          (1)          (130)
                                   -----         -----          -----
           Total interest expense     41           (1)            40

           Net interest income     $ 288         (153)           135
                                   -----         -----          -----


11.  Investment Portfolio

The amortized cost and estimated fair values of investment securities available-for-sale are summarized as follows:

                                              December 31, 1998

                                              Gross       Gross       Estimated
                              Amortized       unrealized  unrealized  fair
                              cost            gains       losses      value
                              ------------    ----------  ----------  ---------
U. S. Treasury and U. S.
  government agencies         $  3,644,490    17,070      (    10)    3,661,550
Mortgage-backed securities       2,835,807    20,560      (15,227)    2,841,140
State and municipal                695,000    20,518          -         715,518
Federal Home Loan Bank stock       379,500       -            -         379,500
                              ------------    ------      --------    ---------
                              $  7,554,797    58,148      (15,237)    7,597,708
                              ------------    ------      --------    ---------

                                                December 31, 1997

U. S. Treasury and U. S.
 government agencies           $ 7,492,422     41,290  ( 7,934)     7,525,778
Mortgage-backed securities       3,785,845      7,700  (73,003)     3,720,542
State and municipal              1,907,505     54,100  ( 5,761)     1,955,844
Federal Home Loan Bank stock       379,500        -        -          379,500
                               -----------    -------  --------    ----------
                               $13,565,272    103,090  (86,698)    13,581,664
                               -----------    -------  --------    ----------

The Bank has no investment securities held-to-maturity at December 31, 1998 and 1997.

The following table sets forth maturities of investment securities other than Federal Home Loan Bank stock and the weighted average yields of such securities as of December 31, 1998.

                                          Maturing
                                          --------
                                     After one       After five
                     Within          but within      but within   After
                     one year        five years      10 years     10 years
                     Amount Yield  Amount   Yield  Amount  Yield  Amount Yield
                             (1)             (1)            (1)           (1)

                                         (dollars in thousands)

State and municipal    --     --   $ 522    4.29%    193   4.70%     --    --
U. S. Treasury         --     --      --      --     --      --      --    --
U. S. Government
   Agencies                        3,156    5.86%    506   6.03%
Mortgage-backed
   securities         $26   5.47%    402    6.25%    487   5.54%  1,926  5.81%
                      ---   -----  -----    -----  -----   -----  -----  -----
                      $26   5.47%  4,080    5.70%  1,186   6.21%  1,926  5.81%
                      ---   -----  -----    -----  -----   -----  -----  -----

(1) The maturities of mortgage-backed securities have been estimated based upon contractual principal payments on the underlying mortgage loans. Actual maturities may vary.

III. Loan Portfolio

The following is a summary of loans by type at December 31, 1998 and 1997. The disclosure of loans by type and by the required maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years is not available and would involve undue burden and expense to the Company.

                                                    1998             1997
                                                    ----             ----

Commercial, financial, and agricultural       $ 12,174,000        9,327,200
Real estate - construction                       2,437,000        1,035,643
Real estate - mortgage                           9,111,000        7,211,810
Consumer                                         6,208,105        5,182,407
                                              ------------     ------------
                                              $ 29,930,105     $ 22,757,060
                                              ------------     ------------

The following table shows the amount of loans outstanding as of December 31, 1998 that, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                               Fixed     Variable
                                                rate       rate      Total
                                              --------   -------    -------
      One year or less                        $ 11,591   $ 2,158    $13,749
      After one year through five years         15,885      --       15,885
      After five years                             296      --          296
                                              --------   -------    -------
                                              $ 27,772     2,158     29,930

IV.  Summary of Loan Loss Experience

The following table summarizes the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operations.

                                                        Years ended December 31,
                                                                   1998        1997
                                                                   ----        ----
                                                                (dollars in thousands)
   Average loans, net of unearned income                        $ 24,499       20,171

   Allowance for loan losses at beginning of year                    313          240

   Loans charged off:
           Commercial, financial and agricultural                    151           6
           Real estate                                                60          --
           Consumer installment                                       46          26
                                                                ------------   ----------
              Total loans charged off                                257          32

   Recoveries on loans previously charged off:
           Commercial, financial, and agricultural                     5          2
           Real estate                                                --          2
           Consumer installment                                        7          8
                                                                ------------   ----------
              Total recoveries on loans previously charged off        12          12
                                                                ------------   ----------
                      Net loans charged off                          245          20

   Additions to allowance for loan losses charged to income          292          93
                                                                ------------   ----------
   Allowance for loan losses at end of year                     $    360         313
                                                                ------------   ----------

   Ratio of net loans charged off to average loans outstanding,
            net of unearned income                                  1.00%          10%
                                                                ------------   ----------
   Allowance for loan losses to average loans, net of unearned
            income at end of year                                   1.47%        1.55%
                                                                ------------   ----------

The following table shows that amounts of the Bank's nonaccrual, past due and restructured loans as of December 31, 1998 and 1997.

                                                             December 31,
                                                             1998      1997
                                                             ----      ----
                                                          (dollars in thousands)

   Nonaccrual loans                                           124        46
   Accruing past due 90 days or more                          291       230
   Restructured loans                                          --        --
                                                             ----       ---

                                                             $415       276
                                                             ----       ---

The table below provides information concerning nonperforming loans, nonperforming assets, and certain asset quality ratios for each of the last two years.

                                                              December 31,
                                                           1998        1997
                                                           ----        ----
                                                         (dollars in thousands)

   Total loans, net of unearned income                      29,915      22,744
                                                         -----------  ----------
   Nonperforming loans (nonaccrual loans)                  $   124          46
   Real estate acquired through foreclosure
            and other repossessed assets                        --          --
                                                         -----------  ----------
       Nonperforming assets                                    124          46
                                                         -----------  ----------
   Allowance for loan losses                                   360         313
                                                         -----------  ----------
   Asset quality ratios:
       Nonperforming loans to total loans, net of
              unearned income                                  .41%        .20%
                                                         -----------  ----------

       Nonperforming assets to total loans,
              net of unearned income                           .41%        .20%
                                                         -----------  ----------

       Allowance for loan losses to loans,
              net of unearned income at year-end              1.20%       1.38%
                                                         -----------  ----------

       Allowance for loan losses to nonperforming loans        2.90x       6.80x
                                                         -----------  ----------

At December 31, 1998, loans with a total balance of $318,246 were considered potential problem loans compared to $208,115 at December 31, 1997. Potential problem loans are those loans for which management has doubts as to the ability of borrowers to comply with the present loan repayment terms. Such loans have been classified as substandard, doubtful or loss in the Bank's internal loan classification system. Management believes that the Bank's risk of ultimate loss on these loans has been reduced by the underlying collateral which is securing the loans and other circumstances relating to such loans. Nonaccruals totaled $124,000 and 46,000 at December 31, 1998 and 1997, respectively.

The Bank has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate acquired through foreclosure and other repossessed assets. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur. The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below.

                                               December 31,
                                               ------------
                                   1998                        1997
                                   ----                        ----
                                           % of                         % of
                                   % of    loan                  % of   loan
                       Allowance   total   type (1) Allowance   total   type (1)
                       ---------   -----   -------- ---------  ------  --------
Commercial, financial
 and agricultural      $ 107,828    30.0%   40.7%     104,069   33.3%   41.0%
Real Estate              125,800    35.0%   38.6%     145,946   46.7%   36.2%
Consumer installment
 and single payment
 individual              125,800    35.0%   20.7%      62,504   20.0%   22.8%
                       ---------   ------  ------   ---------  ------  ------
         Total         $ 359,428   100.0%  100.0%   $ 312,519  100.0%  100.0%
                       ---------   ------  ------   ---------  ------  ------

(1) Amount in each category expressed as a percentage of total loans outstanding.

V.        Deposits

The following table summarizes average daily balances of deposits and rates paid on such deposits for the periods indicated:

                                            Year ended December 31,
                                            -----------------------
                                            1998                 1997
                                            ----                 ----
                                     Amount      Rate     Amount    Rate
                                     ------      ----     ------    ----
                                            (dollars in thousands)

Noninterest-bearing demand deposits  $ 3,245       --%    $ 2,955      --%
Interest-bearing demand deposits       7,480     2.91%      5,747    2.86
Savings                                5,093     3.19%      5,212    3.57
Time                                  20,595     5.69%     18,404    5.60


Maturities of time deposits of $ 100,000 and over as of December 31, 1998 (in thousands) were as follows:

                    Under 3 months                   $1,499
                    3 to  6 months                      215
                    6 to 12 months                      938
                    Over 12 months                      800
                                                     ------
                                                     $3,452
                                                     ------

VI.  Return on Equity and Assets

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, were as follows for the indicated periods:

                                                Year ended December 31,
                                                   1998      1997
                                                   -----     -----
    Net income to average shareholders' equity      5.38%     7.32%
    Net income to average total assets               .66%      .88%
    Average shareholders' equity to
            average total assets                   12.32%    12.03%
    Dividend payout ratio                          40.32%    25.64%


Year 2000 Readiness Disclosure

Like many financial institutions, the Company and its subsidiary rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the hardware and software used by the Company and the Bank have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Federal Financial Institutions Examination Council (FFIEC), an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors, determine the potential impact of the Year 2000 issue on their customers, suppliers and borrowers, and to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by financial institutions to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations, and the failure to appropriately address the Year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for mergers or acquisitions, or the imposition of civil monetary penalties.

The Company is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and to ensure proper functioning. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received and forward date tested. The next step of this phase, testing mission critical service providers, is anticipated to be substantially completed by March 31, 1999. During the final phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions, and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999.

If Year 2000 issues are not adequately addressed by the Company and significant third parties, the Company's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the Company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the Company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of any such losses at this time. Notwithstanding the Company's efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The Company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the Company's results of operations, liquidity and financial condition.

The Company currently estimates that its total cost for the Year 2000 project will approximate $55,000. As of December 31, 1998, the Company has incurred $40,000 in charges related to its Year 2000 remediation effort and expects to incur $15,000 in 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

The foregoing paragraphs contain a number of forward-looking statements. These statements reflect Management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause Management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, results of Year 2000 testing, adequate resolution of Year 2000 issues by the Company's customers, vendors, competitors, and counterparties, and similar uncertainties.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and was adopted by the Company as of January 1, 1998. See "Item 7. Financial Statements and Supplementary Data--Note 1 to the Consolidated Financial Statements--Comprehensive Income."

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities also report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997 and was adopted by the Company as of December 31, 1998.

SFAS No. 132, "Statement on Employers' Disclosures about Pensions and Other Post-Retirement Benefits" was issued by the FASB in February 1998. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company does not have a pension plan or provide for other post-retirement benefits for employees, and thus this statement does not have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement on January 1, 2000. The Company has not yet determined the impact of its adoption on the Company's consolidated financial statements.

In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

Item 7.  Financial Statements.

The financial statements required by this Item are included in the portions of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 1, 1998, the Company completed the reorganization pursuant to which it became the parent holding company of the Bank. The Bank currently is the sole operating subsidiary of the Company. The Bank had previously retained KPMG Peat Marwick LLP, Atlanta, Georgia ("KPMG"), as its certifying accountants with respect to its financial statements for the period from its organization and through December 31, 1997.

After approval by the Company's Board of Directors, on September 24, 1998, the Company retained Mauldin & Jenkins, LLC, Atlanta, Georgia ("M&J"), and dismissed KPMG as the certifying accountant for the Company's and the Bank's financial statements. The reports of KPMG on the financial statements of the Company as of and for the years ended December 31, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two years ended December 31, 1997, and the subsequent interim period through September 24, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their report on the financial statements for such period. The Company has requested that KPMG furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated October 1, 1998, was filed as Exhibit 16 to the Company's Current Report on Form 8-K filed on October 6, 1998.

The Company had not previously retained or consulted M&J with respect to the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the Company's financial statements, or as to any matter that was either the subject of a disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or a reportable event (as described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B).

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The information set forth under the heading "Proposal One -- Election of Directors - General" and " - Compliance with Section 16(a)" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference herein in answer to Item 9 of this Form 10-KSB.

Principal Officers

The principal officers of the Company and the Bank are elected annually by the respective Boards of Directors. The names, ages as of December 31, 1998 and positions of the Bank's principal officers, defined as those persons who have major policy-making functions with respect to the Bank, who are not also directors are set forth below.


Name                           Age      Positions and Business Experience
Melissa Y. Deems               31       Mrs. Deems joined the Bank as its Vice President and Chief
                                        Financial Officer in April 1994 and became the Senior Vice
                                        President, Chief Financial Officer and Secretary of the Company
                                        upon its organization.  She  was previously with First
                                        Community Bank & Trust of Cartersville, Georgia from May
                                        1992 through April 1994 as their Chief Financial Officer and
                                        Controller.  From July 1989 through April 1992, she was with
                                        KPMG LLP as a Senior Auditor.

H. Sue Harris                  63       Mrs. Harris has been with the Company since 1989 as their Vice
                                        President and Consumer Lending Officer.  She began her banking career in 1965 with The Taylorsville Bank, now The Calhoun First
                                        National Bank, where she served as Vice President and a Director until January 1989.

Richard L. Long, Sr.           39       Mr. Long joined the Company as its Senior Vice President and
                                        City Manager of the Cedartown Office in June 1998. Prior to
                                        joining the Company, he was employed with SunTrust Bank of
                                        Northwest Georgia where he served in various capacities for twenty years.  He was their Cedartown, Georgia Branch
                                        Manager/Business Development officer & Vice President when he resigned in May 1998.

Sharon R. Presley              37       Mrs. Presley has held various positions with the Company since her initial employment in December 1989, prior to being named an officer in 1995.  She is currently the Vice President & Chief
                                        Operations Officer.  Mrs. Presley began her banking career in 1981 with Monroe County Bank in Forsyth, Georgia where she held the position of Banking Officer and Head Bookkeeper.


Dewey R. Weaver                56       Mr. Weaver joined the Bank as its Vice President and Senior
                                        Lending Officer in December 1991. Prior to joining the
                                        Company, he  was employed in various capacities with First
                                        National Bank of Polk County from 1972 through 1991 and was a Vice President and Branch Manager when he left to join the
                                        Bank.  Mr. Weaver left the Bank in January 1999.

None of the executive officers of the Bank or Company were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Bank, acting within their capacities as such. There are no family relationships between the directors and executive officers of the Company or the Bank and none of the directors or executive officers of the Company or the Bank serve as directors of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.

Item 10. Executive Compensation.

The information set forth under the heading "Proposal One -- Election of Directors - Executive Compensation and Benefits" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference herein in answer to Item 10 of this Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the headings "Proposal One -- Election of Directors - Ownership of Common Stock by Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated by reference herein in answer to Item 11 of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions.

The information set forth under the headings "Proposal One -- Election of Directors - Compensation of Directors and Attendance at Meetings," " - Certain Transactions" and " - Compliance with Section 16(a)" in the Company's Proxy Statement is incorporated by reference herein in answer to Item 12 of this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit Numbers

           2 Agreement and Plan of Reorganization and Merger, dated as of March 16, 1998, by and among the Bank, Interim and the Company.*

           3.1  Articles of Incorporation of the Company.*

           3.2  Bylaws of the Company.*

          13    1998 Annual Report to Shareholders

          21    Subsidiaries of the Company.*

          27.1  Financial data schedule.

* Incorporated by reference to the correspondingly numbered exhibit to Registrant's Current Report on Form 8-K dated September 1, 1998 and filed September 21, 1998.

(b)  Reports on Form 8-K

     On October 6, 1998, Registrant filed a Current Report on Form 8-K pursuant to Item 4 with respect to the dismissal of KPMG LLP, Atlanta, Georgia, and the retention of Mauldin & Jenkins, LLC, Atlanta, Georgia, as its certifying accountants.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UB&T FINANCIAL SERVICES CORPORATION

Date: March 25, 1999                    By: /s/ Sumter R. Nelson
                                            -------------------------------
                                            Sumter R. Nelson, President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated:


Signature                       Title                                      Date
---------                       -----                                      ----
/s/ Sumter R. Nelson
-------------------------     President and Director                       March 25, 1999
Sumter R. Nelson              (Principal Executive Officer

/s/ Melissa Y. Deems
-------------------------     Senior Vice President and Chief Financial    March 25, 1999
Melissa Y. Deems              Officer (Principal Financial and
                              Accounting Officer

/s/ Bruce B. Albea
-------------------------     Director                                     March 25, 1999
Bruce B. Albea

/s/ Lee Cummings
-------------------------     Director                                     March 25, 1999
Lee Cummings

/s/ Dan Forsyth
-------------------------     Director                                     March 25, 1999
Dan Forsyth

/s/ William D. Heath, Jr.
-------------------------     Director                                     March 25, 1999
William D. Heath, Jr.

/s/ J. W. LeGrande
-------------------------     Director                                     March 25, 1999
J. W. LeGrande

/s/ James L. Lester
-------------------------     Director                                     March 25, 1999
James L. Lester

/s/ William L. Lundy, Jr.
-------------------------     Director                                     March 25, 1999
William L. Lundy, Jr.

/s/ Elmo Peppers
-------------------------     Director                                     March 25, 1999
Elmo Peppers

/s/ William Frank Shelley
-------------------------     Director                                     March 25, 1999
William Frank Shelley

/s/ Daniel B. Simon, III
-------------------------     Director                                     March 25, 1999
Daniel B. Simon, III


Exhibits 13 and 27.1

                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1998

                     UB & T FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1998


--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                        Page
                                                       -------

INDEPENDENT AUDITOR'S REPORT........................         1

FINANCIAL STATEMENTS

  Consolidated balance sheets.......................         2
  Consolidated statements of income.................         3
  Consolidated statements of comprehensive income...         4
  Consolidated statements of shareholders' equity...         5
  Consolidated statements of cash flows.............   6 and 7
  Notes to consolidated financial statements........      8-28

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------


To the Board of Directors
UB & T Financial Services Corporation and Subsidiary
Rockmart, Georgia


          We have audited the accompanying consolidated balance sheet of UB & T Financial Services Corporation and Subsidiary as of December 31, 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United Bank and Trust Company for the year ended December 31, 1997 were audited by other auditors whose report, dated February 20, 1998, expressed an unqualified opinion on those statements.


          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UB & T Financial Services Corporation and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                         /s/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
February 10, 1999

                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                   Assets                                              1998                         1997
                   ------                                       ------------------            -----------------

Cash and due from banks                                          $      1,165,932              $       895,370
Interest-bearing deposits in banks                                      2,327,741                      286,505
Federal funds sold                                                        115,518                    1,621,174
Securities available-for-sale                                           7,597,708                   13,581,664

Loans                                                                  29,915,035                   22,743,923
Less allowance for loan losses                                            359,429                      312,519
                                                                ------------------            -----------------
          Loans, net                                                   29,555,606                   22,431,404

Premises and equipment                                                  1,952,996                    2,051,439
Other assets                                                              500,996                      606,907
                                                                ------------------            -----------------

          Total assets                                           $     43,216,497              $    41,474,463
                                                                ==================            =================

         Liabilities and Shareholders' Equity
         ------------------------------------

Deposits
    Noninterest-bearing demand                                   $      3,491,057              $     2,968,293
    Interest-bearing demand                                             7,673,165                    8,313,266
    Savings                                                             4,905,736                    5,357,270
    Time, $100,000 and over                                             3,452,463                    3,326,836
    Other time                                                         17,102,070                   15,884,254
                                                                ------------------            -----------------
          Total deposits                                               36,624,491                   35,849,919

Federal funds purchased                                                   825,000                            -
Note payable                                                              356,000                            -
Other liabilities                                                         454,639                      497,884
                                                                ------------------            -----------------
          Total liabilities                                            38,260,130                   36,347,803
                                                                ------------------            -----------------

        Commitments and Contingent Liabilities
        --------------------------------------

Shareholders' equity
    Common stock, par value $5; 10,000,000 shares
        authorized; 451,105 issued                                      2,255,525                    2,255,525
    Capital surplus                                                     2,187,292                    2,187,292
    Retained earnings                                                     841,007                      673,099
    Accumulated other comprehensive income                                 28,102                       10,744
                                                                ------------------            -----------------
                                                                        5,311,926                    5,126,660
    Less cost of 21,549 shares of treasury stock                         (355,559)                           -
                                                                ------------------            -----------------
          Total shareholders' equity                                    4,956,367                    5,126,660
                                                                ------------------            -----------------
          Total liabilities and shareholders' equity                   43,216,497                   41,474,463
                                                                ==================            =================

See Notes to Consolidated Financial Statements.

                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                       1998            1997
                                                    ----------      ----------
Interest income
    Loans                                           $2,550,972      $2,190,029
    Taxable securities                                 629,684         881,476
    Nontaxable securities                               81,905         100,935
    Federal funds sold                                  52,945          20,062
    Deposits in other banks                             81,416          29,436
                                                    ----------      ----------
          Total interest income                      3,396,922       3,221,938
                                                    ----------      ----------

Interest expense
    Deposits                                         1,551,919       1,381,263
    Borrowings                                           4,913         135,429
                                                    ----------      ----------
          Total interest expense                     1,556,832       1,516,692
                                                    ----------      ----------

          Net interest income                        1,840,090       1,705,246
Provision for loan losses                              292,250          93,050
                                                    ----------      ----------
          Net interest income after provision
            for loan losses                          1,547,840       1,612,196
                                                    ----------      ----------

Other income
    Service charges on deposit accounts                392,473         389,210
    Gain on sale of securities available-for-sale       74,788           6,554
    Other operating income                              13,811          13,107
                                                    ----------      ----------
          Total other income                           481,072         408,871
                                                    ----------      ----------

Other expenses
    Salaries and employee benefits                     867,597         823,985
    Occupancy expenses                                  87,430          91,298
    Equipment expenses                                 177,073         187,559
    Other operating expenses                           508,157         425,140
                                                    ----------      ----------
          Total other expenses                       1,640,257       1,527,982
                                                    ----------      ----------

          Income before income taxes                   388,655         493,085

Income tax expense                                     107,971         141,540
                                                    ----------      ----------

          Net income                                $  280,684      $  351,545
                                                    ==========      ==========

Basic earnings per common share                     $     0.62      $     0.78
                                                    ==========      ==========

See Notes to Consolidated Financial Statements.

                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


--------------------------------------------------------------------------------------------
                                                                       1998           1997
                                                                    ----------    ----------

Net income                                                          $ 280,684      $ 351,545
                                                                    ---------      ---------
Other comprehensive income:

    Unrealized gains on securities available-for-sale:

        Unrealized holding gains arising during period,
            net of taxes of $34,370 and $69,001, respectively          66,718        133,943

         Reclassification adjustment for gains realized
            in net income, net of  taxes of
            $25,428 and $2,228, respectively                          (49,360)        (4,326)
                                                                    ---------      ---------
Other comprehensive income                                             17,358        129,617
                                                                    ---------      ---------
Comprehensive income                                                $ 298,042      $ 481,162
                                                                    =========      =========

See Notes to Consolidated Financial Statements.

                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                Common Stock
                                          ----------------------     Capital
                                            Shares     Par Value     Surplus
                                          --------    ----------   ----------
Balance, December 31, 1996                 451,105    $2,255,525   $2,187,292
  Net income                                    -             -            -
  Cash dividends declared,
    $.20 per share                              -             -            -
  Other comprehensive income                    -             -            -
                                          --------    ----------   ----------
Balance, December 31, 1997                 451,105     2,255,525    2,187,292
  Net income                                    -             -            -
  Cash dividends declared, $.25 per share       -             -            -
  Purchase of treasury stock                    -             -            -
  Other comprehensive income                    -             -            -
                                          --------    ----------   ----------
Balance, December 31, 1998                 451,105    $2,255,525   $2,187,292
                                          ========    ==========   ==========

See Notes to Consolidated Financial Statements.



                  Accumulated
                     Other           Treasury Stock          Total
   Retained      Comprehensive    ------------------      Shareholders'
   Earnings         Income         Shares     Amount        Equity
--------------   -------------    -------     ------     ------------
$     411,775    $    (118,873)        -   $      -      $  4,735,719
      351,545               -          -          -           351,545

      (90,221)              -          -          -           (90,221)
           -           129,617         -          -           129,617
--------------   --------------   -------  ---------     ------------
      673,099           10,744         -          -         5,126,660
      280,684               -          -          -           280,684
     (112,776)              -          -          -          (112,776)
           -                -      21,549   (355,559)        (355,559)
           -            17,358         -          -            17,358
--------------   --------------   -------  ---------     ------------
$     841,007    $      28,102     21,549  $(355,559)    $  4,956,367
==============   ==============   =======  =========     ============



                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

-------------------------------------------------------------------------------------------------
                                                                            1998           1997
                                                                         ---------       ---------
OPERATING ACTIVITIES
    Net income                                                          $  280,684       $ 351,545
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      148,993          158,686
        Provision for loan losses                                         292,250           93,050
        Gain on sale of securities available-for-sale                     (74,788)          (6,554)
        Deferred income taxes                                             (12,417)          (6,909)
        Loss on disposal of premises and equipment                         14,923                -
        (Increase) decrease in interest receivable                        100,592          (20,763)
        Increase in interest payable                                       59,885           70,353
        Other operating activities                                        (94,336)          79,194
                                                                      -----------       ----------

              Net cash provided by operating activities                   715,786          718,602
                                                                      -----------       ----------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                         (6,862,475)      (7,141,307)
    Proceeds from sale of securities available-for-sale                 2,791,436        5,705,770
    Proceeds from maturities of securities available-for-sale          10,156,083        2,968,916
    Net (increase) decrease in interest-bearing deposits in banks      (2,041,236)         596,537
    Net (increase) decrease in Federal funds sold                       1,505,656         (686,174)
    Net increase in loans                                              (7,416,452)      (4,777,283)
    Purchase of premises and equipment                                    (65,473)         (49,930)
                                                                      -----------       ----------
              Net cash used in investing activities                    (1,932,461)      (3,383,471)
                                                                      -----------       ----------
FINANCING ACTIVITIES
    Proceeds from note payable                                            390,000                -
    Repayment of note payable                                             (34,000)               -
    Net increase in Federal funds purchased                               825,000                -
    Net increase in deposits                                              774,572        4,870,314
    Repayment of FHLB advances                                                  -       (2,600,000)
    Purchase of treasury stock                                           (355,559)               -
    Dividends paid                                                       (112,776)         (90,221)
                                                                      -----------       ----------

              Net cash provided by financing activities                 1,487,237        2,180,093
                                                                      -----------       ----------
Net increase (decrease) in cash and due from banks                        270,562         (484,776)

Cash and due from banks at beginning of year                              895,370        1,380,146
                                                                      -----------       ----------
Cash and due from banks at end of year                                $ 1,165,932       $  895,370
                                                                      ===========       ==========

                     UB & T FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                        1998          1997
                                                        ----          ----
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                       $1,496,947    $1,446,339

        Income taxes                                   $  206,326    $   52,141

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale  $  (26,300)   $ (196,390)

    Financing of sales of other real estate            $       -     $   57,469

See Notes to Consolidated Financial Statements.

                     UB & T FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

            UB & T Financial Services Corporation (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, United Bank & Trust Company (the "Bank"). The Bank is a commercial bank located in Rockmart, Polk County, Georgia. The Bank provides a full range of banking services in its primary market area of Polk County and surrounding counties.

          Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Due from Banks

            Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

            The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

          Securities

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity, net of tax. Equity securities without a readily determinable fair value are carried at cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Securities (Continued)

            Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

          Loans

            Loans are carried at their principal amounts outstanding less deferred loan fees and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

            Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan using a method which approximates the level yield method.

            The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loans (Continued)

            A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.


          Premises and Equipment

            Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally over the estimated useful lives of the assets using the straight-line method.

          Other Real Estate Owned

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded in other operating income or expenses.

          Profit-Sharing Plan

            Profit-sharing plan costs are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for Federal income tax purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes

            Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

            Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

            The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

          Earnings Per Common Share

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at December 31, 1998 or 1997. The weighted average number of shares outstanding for the years ended December 31, 1998 and 1997 was 450,633 and 451,105, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income

            In 1998, the Company adopted Statement of Financial Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

          Recent Developments

            In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

            Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 2.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                                  Gross             Gross
                                                              Amortized         Unrealized        Unrealized           Fair
                                                                 Cost              Gains            Losses             Value
                                                            -------------      ------------      ------------       ----------
            Securities Available-for-Sale
               December 31, 1998:
                 U. S. Government and agency
                    securities                                $3,644,490          $17,070         $    (10)          $3,661,550
                 Mortgage-backed securities                    2,835,807           20,560          (15,227)           2,841,140
                 State and municipal                             695,000           20,518                -              715,518
                    securities
                 Equity securities                               379,500                -                -              379,500
                                                             -----------          -------         --------          -----------
                                                             $ 7,554,797          $58,148         $(15,237)         $ 7,597,708
                                                             ===========          =======         ========          ===========

             December 31, 1997:
                 U. S. Government and agency
                    securities                               $ 7,492,422         $ 41,290         $ (7,934)         $ 7,525,778
                 State and municipal                           1,907,505           54,100           (5,761)           1,955,844
                    securities
                 Mortgage-backed securities                    3,785,845            7,700          (73,003)           3,720,542
                 Equity securities                               379,500                -                -              379,500
                                                             -----------         --------         --------          -----------
                                                             $13,565,272         $103,090         $(86,698)         $13,581,664
                                                             ===========         ========         ========          ===========


            The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                                                      Securities  Available-for-Sale
                                                                                -------------------------------------------
                                                                                      Amortized                  Fair
                                                                                        Cost                   Value
                                                                                -------------------     -------------------
                 Due from one to five years                                          $3,654,490              $3,677,708
                 Due from five to ten years                                             685,000                 699,360
                 Mortgage-backed securities                                           2,835,807               2,841,140
                 Equity securities                                                      379,500                 379,500
                                                                                     ----------              ----------
                                                                                     $7,554,797              $7,597,708
                                                                                     ==========              ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 2.   SECURITIES (Continued)

          Securities with a carrying value of $506,344 and $-0- at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

          Gains and losses on sale of securities available-for-sale consist of the following:

                                                                            December 31,
                                                              --------------------------------------------
                                                                    1998                     1997
                                                              -------------------      -------------------
                     Gross gains                                   $ 89,091                  $16,012

                     Gross losses                                   (14,303)                  (9,458)
                                                                   --------                 --------

                     Net realized gains                            $ 74,788                 $  6,554
                                                                   ========                 ========


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                                        December 31,
                                                                        --------------------------------------------
                                                                                1998                     1997
                                                                        -------------------      -------------------
                   Commercial, financial, and agricultural                  $12,174,000              $ 9,327,200
                   Real estate - construction                                 2,437,000                1,035,643
                   Real estate - mortgage                                     9,111,000                7,211,810
                   Consumer                                                   6,208,105                5,182,407
                                                                            -----------              -----------
                                                                             29,930,105               22,757,060
                   Deferred loan fees                                           (15,070)                 (13,137)
                   Allowance for loan losses                                   (359,429)                (312,519)
                                                                            -----------              -----------
                   Loans, net                                               $29,555,606              $22,431,404
                                                                            ===========              ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                                      1998                   1997
                                                                                  -------------         -------------
                   Balance, beginning of year                                      $ 312,519               $239,747
                       Provision for loan losses                                     292,250                 93,050
                       Loans charged off                                            (257,410)               (31,905)
                       Recoveries of loans previously charged off                     12,070                 11,627
                                                                                   ---------               --------
                   Balance, end of year                                            $ 359,429               $312,519
                                                                                   =========               ========

          The total recorded investment in impaired loans was $124,594 and $45,304, respectively, at December 31, 1998 and 1997. None of these loans had a specific allowance for loan losses at December 31, 1998 and 1997, determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1998 and 1997 was $93,000 and $53,000, respectively. Interest income recognized by the Company on impaired loans was not significant.

          The Company has granted loans to certain related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

                   Balance, beginning of year                                                 $ 1,312,626
                     Advances                                                                   1,073,932
                     Repayments                                                                (1,019,134)
                                                                                              -----------
                   Balance, end of year                                                       $ 1,367,424
                                                                                              ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                                                  December 31,
                                                                                      -----------------------------------
                                                                                            1998                 1997
                                                                                      --------------        -------------
                            Land                                                          $  448,506           $  448,506
                            Buildings                                                      1,352,085            1,352,085
                            Furniture and equipment                                        1,004,129            1,071,059
                                                                                          ----------           ----------
                                                                                           2,804,720            2,871,650
                            Accumulated depreciation                                        (851,724)            (820,211)
                                                                                          ----------            ----------
                                                                                          $1,952,996            $2,051,439
                                                                                          ==========            ==========


NOTE 5.   DEPOSITS

          At December 31, 1998, the scheduled maturities of time deposits are as follows:

                    1999                                                                  $15,687,387
                    2000                                                                    3,246,943
                    2001                                                                    1,099,920
                    2002                                                                      284,244
                    2003                                                                      236,039
                                                                                          -----------
                                                                                          $20,554,533
                                                                                          ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 6.   NOTE PAYABLE

          Note payable consists of the following line of credit:

                                                                                          December 31,
                                                                            --------------------------------------
                                                                                  1998                 1997
                                                                            -----------------    -----------------
          Note payable to bank with interest due quarterly at
            prime less .50%, or 7.75% at December 31, 1998,
            collateralized by 451,105 shares of common stock of
            the Bank.  Principal is due in ten annual instalments
            beginning January 1, 2001.                                          $356,000             $      -
                                                                                ========             ========

          Principal maturities as of December 31, 1998 are summarized as follows:

          2001                                                                         $ 35,600
          2002                                                                           35,600
          2003                                                                           35,600
          Thereafter                                                                    249,200
                                                                                       --------
                                                                                       $356,000
                                                                                       ========

NOTE 7.   INCOME TAXES

          Income tax expense consists of the following:

                                                                                          December 31,
                                                                              ---------------------------------------
                                                                                   1998                     1997
                                                                              ---------------          --------------
                   Current                                                        $111,446                $148,449
                   Deferred                                                        (12,417)                 (6,909)
                   Change in valuation allowance                                     8,942                       -
                                                                                  --------                --------
                     Income tax expense                                           $107,971                $141,540
                                                                                  ========                ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 7.   INCOME TAXES (Continued)

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                      December 31,
                                                       -------------------------------------------------------------------------
                                                                      1998                                       1997
                                                       ----------------------------------      ---------------------------------
                                                           Amount             Percent              Amount             Percent
                                                       --------------      --------------      ---------------      -----------
                    Income taxes at statutory rate        $132,143               34 %              $167,649            34 %
                      Tax-exempt interest                  (28,020)              (7)                (29,134)           (6)
                      Other items, net                       3,848                1                   3,025             1
                                                          --------              ---                --------           ---
                    Income tax expense                    $107,971               28 %              $141,540            29 %
                                                          ========              ===                ========           ===

          The components of deferred income taxes are as follows:

                                                                                         December 31,
                                                                           ---------------------------------------
                                                                                1998                   1997
                                                                           ---------------        ----------------
                    Deferred tax assets:
                      Loan loss reserves                                      $100,624                $102,719
                      Organizational costs                                      10,161                       -
                      State tax credit carryforwards                            24,873                  16,715
                      Less valuation allowance                                 (15,915)                 (6,973)
                                                                              --------                --------
                                                                               119,743                 112,461
                                                                              --------                --------
                    Deferred tax liabilities:
                      Securities available-for-sale                             14,590                   5,648
                      Depreciation                                              55,819                  52,012
                                                                              --------                --------
                                                                                70,409                  57,660
                                                                              --------                --------

                    Net deferred tax assets                                   $ 49,334                $ 54,801
                                                                              ========                ========


NOTE 8.   STOCK OPTIONS

          In 1990, the Board of Directors approved a stock option plan reserving 7,500 shares of common stock for the granting of options to key employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. The options may be exercised over a period of ten years. The stock option plan will terminate on April 2, 2000. No stock options have been granted under the 1990 stock option plan and all 7,500 shares of common stock reserved for grants under the plan remain available for grants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 9.   401(K) PROFIT SHARING PLAN

          The Company has a contributory 401(k) profit sharing plan covering all employees, subject to certain minimum age and service requirements. Contributions to the plan charged to expense for the years ended December 31, 1998 and 1997 amounted to $10,121 and $1,750, respectively.


NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                                           December 31,
                                                                               --------------------------------------
                                                                                    1998                    1997
                                                                               ---------------         --------------
                   Commitments to extend credit                                  $2,299,000              $2,317,000
                   Standby letters of credit                                         35,000                  30,500
                                                                                 ----------              ----------
                                                                                 $2,334,000              $2,347,500
                                                                                 ==========              ==========

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.
          Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

          Year 2000

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
          (1) the modifications and conversions will remedy all deficiencies,
          (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.


NOTE 11.  CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Polk County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Company's primary market area.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 11.  CONCENTRATIONS OF CREDIT (Continued)

          Sixty-three percent of the Company's loan portfolio is concentrated in loans secured by real estate of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area.
          The other significant concentrations of credit by type of loan are set forth in Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,100,000.


NOTE 12.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $152,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 12.  REGULATORY MATTERS (Continued)

          The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                               To Be Well
                                                                                   For Capital              Capitalized Under
                                                                                    Adequacy                Prompt Corrective
                                                       Actual                       Purposes                Action Provisions
                                            --------------------------    ---------------------------   -------------------------
                                               Amount       Ratio            Amount       Ratio           Amount        Ratio
                                             ----------   ---------        -----------   --------       ----------    ---------
                                                                            (Dollars in Thousands)
                                            ------------------------------------------------------------------------------------
          As of December 31, 1998:
            Total Capital
              (to Risk Weighted Assets)
              Consolidated                     $5,287       17.32%            $2,442       8 %            $3,053         10 %
              Bank                             $5,604       18.39%            $2,438       8 %            $3,048         10 %
            Tier I Capital
              (to Risk Weighted Assets)
              Consolidated                     $4,928       16.15%            $1,221       4 %            $1,831          6 %
              Bank                             $5,245       17.21%            $1,219       4 %            $1,829          6 %
            Tier I Capital
              (to Average Assets)
              Consolidated                     $4,928       11.47%            $1,719       4 %            $2,148          5 %
              Bank                             $5,245       12.22%            $1,717       4 %            $2,146          5 %


          As of December 31, 1997:
            Total Capital
              (to Risk Weighted Assets)
              Bank                             $5,429       20.36%            $2,133       8 %            $2,666         10 %
            Tier I Capital
              (to Risk Weighted Assets)
              Bank                             $5,116       19.19%            $1,064       4 %            $1,560          6 %
            Tier I Capital
              (to Average Assets)
              Bank                             $5,116       12.17%            $1,682       4 %            $2,103          5 %

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 13.  SUPPLEMENTAL FINANCIAL DATA

          Components of other operating expense in excess of 1% of gross income for the respective years are as follows:

                                                                                 Years ended December 31,
                                                                             --------------------------------
                                                                                 1998               1997
                                                                             -------------      -------------
                    Expenses
                      Legal and professional fees                               $43,974            $45,152
                      Stationery and supplies                                    49,862             43,267
                      Director fees                                              47,800             42,700


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          Cash and Due From Banks, Interest-bearing Deposits in Banks, and Federal Funds Sold:

            The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

          Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

          Federal Funds Purchased and Note Payable

            The carrying amounts of the Company's Federal funds purchased and note payable approximate their fair value.

          Accrued Interest:

            The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

            Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          The estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1998                   December  31, 1997
                                               --------------------------------   ----------------------------------
                                                 Carrying           Fair             Carrying            Fair
                                                  Amount            Value             Amount             Value
                                               --------------    ------------     ---------------    --------------
                                                                     (In Thousands)
          Financial assets:
            Cash and due from
              banks, interest-bearing
              deposits in banks, and
              Federal funds sold                   $ 3,609         $ 3,609             $ 2,803           $ 2,803
            Securities available-for-sale            7,598           7,598              13,582            13,582
            Loans                                   29,556          29,710              22,431            22,207
            Accrued interest receivable                334             334                 435               435

          Financial liabilities:
            Deposits                                36,624           37,100             35,850            35,918
            Federal funds purchased                    825              825                  -                 -
            Note payable                               356              356                  -                 -
            Accrued interest payable                   421              421                361               361


NOTE 15.  BUSINESS COMBINATION

          On September 1, 1998, the Company acquired all of the outstanding common stock of the Bank in exchange for 451,105 shares of $5 par value common stock. The acquisition has been accounted for as a pooling of interests, and, accordingly, all prior financial statements have been restated to reflect the combination. Income of the subsidiary prior to acquisition on September 1, 1998 was $234,503, which is included in the consolidated statement of income.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheet, statement of income, and cash flows of UB & T Financial Services Corporation as of December 31, 1998 and for the period from inception through December 31, 1998.


                           CONDENSED BALANCE SHEETS

                               Assets
                                  Cash                                                           $   24,376
                                  Investment in subsidiary                                        5,274,237
                                  Other assets                                                       14,320
                                                                                                 ----------

                                         Total assets                                            $5,312,933
                                                                                                 ==========

                               Note payable                                                         356,000
                               Other liabilities                                                        566
                               Shareholders' equity                                              $4,956,367
                                                                                                 ----------

                                         Total liabilities and shareholders' equity              $5,312,933
                                                                                                 ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION (Continued)


                        CONDENSED STATEMENTS OF INCOME

                       Income
                         Dividends from subsidiary                                         $ 62,996
                                                                                           --------

                       Expense
                         Interest on note payable                                             2,107
                         Other expense                                                       36,270
                                                                                           --------
                                Total expense                                                38,377
                                                                                           --------


                                Income before income tax and
                                  equity in undistributed income of subsidiary               24,619

                       Income tax benefit                                                    13,070
                                                                                           --------

                                Income before equity in undistributed
                                  income of subsidiary                                       37,689

                       Equity in undistributed income of subsidiary                           8,492
                                                                                           --------

                                Net income                                                 $ 46,181
                                                                                           ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION (Continued)


                      CONDENSED STATEMENTS OF CASH FLOWS

          Operating Activities
            Net income                                                                     $  46,181
            Adjustments to reconcile net income to net cash
              provided by operating activities:
              Undistributed income of subsidiary                                              (8,492)
              Other operating activities                                                     (13,754)
                                                                                           ---------

                Net cash provided by operating activities                                     23,935
                                                                                           ---------

          Financing Activities
            Purchase of treasury stock                                                      (355,559)
            Proceeds from note payable                                                       390,000
            Repayment of note payable                                                        (34,000)
                                                                                           ---------

                Net cash provided by financing activities                                        441
                                                                                           ---------

          Net increase in cash                                                                24,376

          Cash at beginning of period                                                              -
                                                                                           ---------

          Cash at end of year                                                              $  24,376
                                                                                           =========