Form 10KSB/A
period 1998-12-31
UB&T FINANCIAL SERVICES CORP
filed 1999-04-07
CIK 1070730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

/s/ William L. Lundy, Jr.
-------------------------     Director                                     March 25, 1999
William L. Lundy, Jr.

/s/ Elmo Peppers
-------------------------     Director                                     March 25, 1999
Elmo Peppers

/s/ William Frank Shelley
-------------------------     Director                                     March 25, 1999
William Frank Shelley

/s/ Daniel B. Simon, III
-------------------------     Director                                     March 25, 1999
Daniel B. Simon, III


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
United Bank and Trust Company:


We have audited the accompanying balance sheet of United Bank and Trust Company (the Company) as of December 31, 1997, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Bank and Trust Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                                        KPMG LLP


Atlanta, Georgia
February 20, 1998