Form 10QSB
period 1999-03-31
UB&T FINANCIAL SERVICES CORP
filed 1999-05-17
CIK 1070730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        MARCH 31, 1999
                                       -------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from                   to
                                        ---------------       ------------
COMMISSION FILE NUMBER:    000-24899

                        UB & T FINANCIAL SERVICES CORP.
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           GEORGIA                                       58-2378257
 --------------------------                           ---------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification)


                               129 E. ELM STREET
                            ROCKMART, GEORGIA 30153
                            -----------------------
                   (Address of principal executive offices)

                                (770) 684-8888
                           -------------------------
                          (Issuer's telephone number)

                                      N/A
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report date)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 12,1998:      426,370 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                              -----   -----

                        UB & T FINANCIAL SERVICES CORP.

                                     INDEX
                                     -----

PART I:    FINANCIAL INFORMATION

           ITEM 1:

                 Consolidated Balance Sheet - March 31, 1999

                 Consolidated Statements of Income and Comprehensive Income-
                  Three months ended March 31, 1999 and 1998

                 Consolidated Statements of Cash Flows - Three months ended
                  March 31, 1999 and 1998

           ITEM 2:

                 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II:   OTHER INFORMATION

           ITEM 6:   Exhibits and Reports on Form 8-K

           Signatures

                         PART1: FINANCIAL INFORMATION

                UB & T FINANCIAL SERVICES CORP.  AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                March 31, 1999
                                  (Unaudited)


               ASSETS
               ------

   Cash & due from banks                                          $ 1,160,417
   Federal funds sold                                               2,377,788
   Interest-bearing deposits with other banks                         452,188
   Securities available for sale                                    6,663,129

   Loans                                                           30,828,879
     Less allowance for loan losses                                   398,703
                                                                  -----------

          Loans, net                                               30,430,176

   Premises and equipment, net                                      1,916,896
   Other assets                                                       531,289
                                                                  -----------

          Total assets                                            $43,531,883
                                                                  ===========


            LIABILITIES and STOCKHOLDERS' EQUITY
            ------------------------------------

   Deposits:
     Demand                                                       $ 3,670,940
     Interest-bearing demand                                        9,267,775
     Savings                                                        4,875,552
     Time, $100,000 and over                                        2,841,275
     Other time                                                    17,188,354
                                                                  -----------

          Total deposits                                           37,843,896

   Federal funds purchased                                                  0
   Note payable                                                       356,000
   Other liabilities                                                  495,514
                                                                  -----------

          Total liabilities                                       $38,695,410
                                                                  ===========

   Stockholders' equity
     Common stock, $5 par value; 10,000,000
        shares authorized; 451,103 shares
        issued and outstanding                                      2,255,525
     Capital surplus                                                2,187,292
     Retained earnings                                                797,328
     Accumulated other comprehensive income                             2,862
                                                                    5,243,007
   Less cost of 24,735 shares of treasury stock                      (406,534)
                                                                  -----------
       Total stockholders' equity                                   4,836,473

   Total liabilities and stockholders' equity                     $43,531,883
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                UB & T FINANCIAL SERVICES CORP. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                         1999        1998
                                                      ----------    -------
Interest income:
     Loans, including fees                             $ 732,077    582,578
     Investment securities                               102,394    208,837
     Deposits with other banks                            24,140      3,362
     Federal funds sold                                   15,928     17,476
                                                      ----------    -------

        Total interest income                            874,539    812,253
                                                      ----------    -------

Interest expense:
     Deposits                                            342,258    389,011
     Borrowings                                            8,648      1,266
                                                      ----------    -------

        Total interest expense                           350,906    390,277

         Net interest income                             523,633    421,976

Provision for loan losses                                128,933      5,250
                                                      ----------    -------

       Net interest income after provision
            for loan losses                              394,700    416,726

Other income:
     Service charge on deposit accounts                   98,120     72,467
     Other operating income                               26,481     21,883
                                                      ----------    -------

        Total other income                               124,601     94,350

Other expenses:
     Salaries and employee benefits                      220,639    216,154
     Net occupancy and equipment expense                  72,025     71,305
     Other operating expense                             136,723    127,268
                                                      ----------    -------

        Total other expense                              429,387    414,728

Income before income taxes                                89,914     96,348

Income tax expense                                        26,204     20,878
                                                      ----------    -------

          Net income                                  $   63,710     75,470
                                                      ==========    =======

Basic earnings per common share                       $     0.14       0.17

Total other comprehensive income                         (25,240)    48,151
                                                      ----------    -------

        Comprehensive income                          $   38,470    123,621
                                                      ==========    =======



The accompanying notes are an integral part of these financial statements.

                UB & T FINANCIAL SERVICES CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                                         1999         1998
                                                                     -----------    ---------
   Cash flow from operating activities:

   Net income                                                        $    63,710       75,470

   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Depreciation, amortization and accretion, net                     42,290       37,853
        Provision for loan losses                                        128,933        5,250
        (Increase) decrease in accrued interest receivable               (11,890)      76,460
        Increase  in other assets                                         (6,014)     (17,457)
        Increase in accrued interest payable                             (28,047)      19,859
        Increase (decrease) in other liabilities                          68,922      (50,419)
                                                                     -----------    ---------
          Net cash provided by operating activities                      257,904      147,016
                                                                     -----------    ---------

   Cash flows from investing activities:
        Purchase of interest bearing deposits with
          other banks                                                       --     (1,545,460)
        Proceeds from maturities of interest bearing
          interest bearing deposits with other banks                   1,875,553         --
        Purchases of investment securities-available for sale               --     (3,219,349)
        Proceeds from calls/maturities of investment securities-
           available for sale                                            500,000    2,248,805
        Payments on mortgage-backed securities                           397,362      180,753
        Proceeds from sales of investment securities-
           available for sale                                               --      1,419,549
        Net (increase) decrease in loans                              (1,003,503)     432,043
        Purchases of premises and equipment                               (6,602)     (13,271)
                                                                     -----------    ---------

        Net cash provided by (used in) investing activities            1,762,810     (496,930)
                                                                     -----------    ---------

   Cash flows from financing activities:
        Net increase in deposits                                       1,219,405      189,474
        (Increase) decrease in Federal funds sold                     (2,262,270)     436,174
        Decrease in Federal funds purchased                             (825,000)        --
        Purchase of treasury stock                                       (50,975)        --
        Dividends paid                                                  (107,389)    (112,776)
                                                                     -----------    ---------

          Net cash provided by financing activities                   (2,026,229)     512,872
                                                                     -----------    ---------

        Net decrease in cash and cash equivalents                         (5,515)     163,288
   Cash and cash equivalents at beginning of period                    1,165,932      895,370
                                                                     -----------    ---------

   Cash and cash equivalents at end of period                        $ 1,160,417    1,058,328
                                                                     ===========    =========

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

            The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

            The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of income per common share for the three months ended March 31, 1999.

            In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of startup activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. SOP 98-5 was adopted as of December 31, 1998 and $31,600 of unamortized organization costs was written off as of December 31, 1998.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, United Bank & Trust ("Bank") during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's total assets increased $315,000 or 0.73%, for the three months ended March 31, 1999. Total loans increased by $914,000 or 3.05% for the three months ended March 31, 1999. The loan to deposit ratio as of March 31, 1999 was 81.4% as compared to 61.9% at March 31, 1998. Total deposits increased by $1,219,000 or 3.3% for the three months ended March 31, 1999.

LIQUIDITY

As of March 31, 1999, the liquidity ratio was 39.5% compared to 38.5% at March 31, 1998. This ratio is higher than the Bank's target ratio range of 25% - 30%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The Bank has lines of credit available to meet any unforseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides a line of credit up to $4,000,000 on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% , core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At March 31, 1999, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios for the Bank are as follows:

        Leverage capital ratio                    11.7%
        Risk-based capital ratios:
               Core capital                       16.6%
               Total capital                      17.9%

RESULTS OF OPERATIONS

Net interest income increased $102,000 or 24.1% for the three months ended March 31, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $62,000 or 7.7% less a decrease in interest expense of $39,000 or (10.1%) for the three month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $1,989,000 from March 31, 1999 to March 31, 1998. The majority of the growth in interest-earning assets has been in loans. Loans by nature have a higher earning percentage compared to

Federal funds sold or investment securities. Loans have grown $8,524,000 from March 31, 1998 to March 31, 1999 while investment securities, Federal funds sold and deposits with other banks decreased $6,516,000. Total interest-bearing liabilities increased during the same period by $2,161,000. For the three month periods ended March 31, 1999 and 1998, the net interest margin was 5.02% and 4.46%, respectively. The net increase in interest-bearing liabilities is a result of a $356,000 increase in other borrowings and a $1,805,000 increase in deposits. The deposits on average would bear less interest expense than borrowings.

The Bank's provision for loan losses increased by $124,000 or 2355.8% during the three months ended March 31, 1999 as compared to the same period in 1998. The allowance for loan losses at March 31, 1999 amounted to $399,000 or 1.29% of total loans compared to $316,000 or 1.42% at March 31, 1998. Based on management's evaluation, the allowance is adequate to absorb any anticipated loan losses at March 31, 1999.

The additional provision for loan losses for the three month period ended March 31, 1999 is based on the overall growth in loans. The analysis below indicates an increase in net charge-offs in 1999 as compared to 1998. The second table following indicates increases of $104,000 and $63,000 in nonaccrual loans and past due loans over 90 days, respectively. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three month periods ended March 31, 1999 and 1998,

                                                       1999             1998
                                                       ----             ----
                                                       (Dollars in thousands)

             Balance, beginning of period              $ 359              312
                                                       -----             ----
                   Less  Charge-offs
                          Commercial loans               ( 5)               0
                          Consumer loans                 (89)             ( 4)
                   Plus  Recoveries
                          Commercial loans                 1                0
                          Consumer loans                   4                2
                                                       -----             ----
                       Net charge-offs                   (89)             ( 2)

                   Plus  Provision for loan losses       129                6
                                                       -----             ----

             Balance, end of period                    $ 399              316
                                                       -----             ----

The following table is a summary of nonaccrual and past due loans.

                                                 March 31, 1999
                                                 --------------
                                          Nonaccrual    Past due 90
                                            Loans        days still
                                                         Accruing
                                          ----------    -----------
                                            (Dollars in thousands)

                   Real estate loans      $ 62             $181
                   Commercial loans        -0-               14
                   Consumer loans           88              181
                                          ----             ----

                         Total            $150             $376
                                          ----             ----

                                                 March 31, 1998
                                                 --------------

                                          Nonaccrual    Past due 90
                                            Loans        days still
                                                         Accruing
                                          ----------    -----------
                                            (Dollars in thousands)

                   Real estate loans      $ 46             $123
                   Commercial loans        -0-               84
                   Consumer loans          -0-              106
                                          ----             ----

                         Total            $ 46             $313
                                          ----             ----


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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans of not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Other income for the three months ended March 31, 1999 increased by $30,000 or 32.1% compared to the same period in 1998.

Other expenses increased approximately $15,000 for the three month period ended March 31, 1999 compared to the same period in 1998. The increase is primarily due to an increase in other operating expenses of $9,000 or 7.43% and an increase of $4,000 or 2.08% in salaries and other employee benefits. There is not any one significant item that makes up the increase in other operating expenses. The increase includes normal increases due to growth.

Income tax expense increased by $5,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The effective tax rate for the three month period in 1999 was 29% compared to 22% for the same period in 1998.

Net income decreased for the three months ended March 31, 1999 by $12,000 compared to the same period in 1998. This decrease was directly related to the $124,000 increase in the provision for loan losses.

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

The Company is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and to ensure proper functioning. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received and forward date tested. The next step of this phase, testing mission critical service providers, has been substantially completed as of March 31, 1999. During the final phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions, and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

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

The Company currently estimates that its total cost for the Year 2000 project will approximate $55,000. As of March 31, 1999, the Company has incurred
$40,000 in charges related to its Year 2000 remediation effort and expects to incur $15,000 in 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

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

              None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UB & T FINANCIAL SERVICES CORP.

DATE: May 14, 1999               BY:/s/ Sumter R. Nelson
      ------------                  ------------------------------------------
                                    Sumter R. Nelson
                                    President and Chief Executive Officer

DATE: May 14, 1999               BY:/s/ Melissa Y. Deems
     -------------                  ------------------------------------------
                                    Melissa Y. Deems
                                    Vice President and Chief Financial Officer