Form 10QSB
period 1999-06-30
UB&T FINANCIAL SERVICES CORP
filed 1999-08-13
CIK 1070730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


     For the transition period from                 to
                                    ---------------    ---------------

COMMISSION FILE NUMBER:   000-24899


                        UB & T FINANCIAL SERVICES CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 GEORGIA                           58-2378257
      -------------------------------            ---------------
      (State or other jurisdiction of             (IRS Employer
       incorporation or organization)            Identification)


                               129 E. ELM STREET
                            ROCKMART, GEORGIA 30153
                   ----------------------------------------
                   (Address of principal executive offices)

                                (770) 684-8888
                          ---------------------------
                          (Issuer's telephone number)

                                     N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report date)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 1999: 426,370 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               ---     ---

                        UB & T FINANCIAL SERVICES CORP.

                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION                                           Page

         ITEM 1:

               Consolidated Balance Sheet - June 30, 1999                 3

               Consolidated Statements of Income and
                 Comprehensive Income - Three and six months
                 ended June 30, 1999 and 1998                             4

               Consolidated Statements of Cash Flows - Three
                 and six months ended June 30, 1999 and 1998              5

               Notes to Consolidated Financial Statements                 6


         ITEM 2:

               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            7


PART II: OTHER INFORMATION

         ITEM 4: Submission of Matters to a Vote of Security Holders     13

         ITEM 6: Exhibits and Reports on Form 8-K                        14

         Signatures                                                      14

                         PART I: FINANCIAL INFORMATION
              UB&T FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1999
                                  (Unaudited)

                  ASSETS                                        1999
                  ------                                        ----

Cash and due from banks                                     $ 1,087,342
Federal funds sold                                            1,547,236
Interest bearing deposits with other banks                      740,853
Investment securities available for sale                      6,070,328

Loans                                                        32,155,638
  Less: Allowance for loan losses                              (450,855)
                                                            -----------
      Loans, net                                             31,704,783

Premises and equipment, net                                   1,883,934
Other assets                                                    512,238
                                                            -----------
      Total assets                                          $43,546,714
                                                            ===========

   LIABILITIES and STOCKHOLDERS' EQUITY
   ------------------------------------

Deposits:
  Demand Deposits                                             4,241,647
  Interest-bearing demand                                     9,432,820
  Savings                                                     4,516,991
  Time, $100,000 and over                                     2,874,147
  Other time                                                 16,661,102
                                                            -----------
      Total deposits                                         37,726,707

Federal funds purchased                                               0
Note payable                                                    366,000
Other liabilities                                               537,293
                                                            -----------
      Total liabilities                                      38,630,000
                                                            -----------
Shareholders' equity:
  Common stock, $5 par value, authorized
    10,000,000 shares; 451,105 shares issued                  2,255,525
  Surplus                                                     2,187,292
  Retained earnings                                             923,683
  Accumulated other comprehensive losses                        (43,252)
                                                            -----------
                                                              5,323,248
Less cost of 24,735 shares of treasury stock                   (406,534)
                                                            -----------
Total shareholders' equity                                    4,916,714

Total liabilities and shareholders' equity                  $43,546,714
                                                            ===========

  The accompanying notes are an integral part of these financial statements.

              UB&T FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           For the Three and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                   Three months           Six months
                                                                  ended June 30,        ended June 30,
                                                                  1999      1998       1999        1998
                                                                  ----      ----       ----        ----
        Interest income:
          Loans, including fees                                 $787,041   607,291  1,519,118   1,189,869
          Investment securities                                   94,433   204,845    196,827     413,682
          Deposits with other banks                               11,800    29,704     35,940      33,066
          Federal funds sold                                      26,434     4,806     42,362      22,282
                                                                --------   -------  ---------   ---------
              Total interest income                              919,708   846,648  1,794,247   1,658,900
                                                                --------   -------  ---------   ---------
        Interest expense:
          Deposits                                               325,532   393,882    667,790     782,893
          Borrowings                                               6,524         0     15,172       1,266
                                                                --------   -------  ---------   ---------
              Total interest expense                             332,056   393,882    682,962     784,159
                                                                --------   -------  ---------   ---------
              Net interest income                                587,652   452,766  1,111,285     874,741

        Provision for loan losses                                 60,000    16,500    188,933      21,750
                                                                --------   -------  ---------   ---------
           Net interest income after provision
             for loan losses                                     527,652   436,266    922,352     852,991

        Other income:
          Service charge on deposit accounts                      92,131    80,119    190,251     152,586
          Other operating income                                  20,458    12,536     46,939      34,419
                                                                --------   -------  ---------   ---------
              Total other income                                 112,589    92,655    237,190     187,005
                                                                --------   -------  ---------   ---------
        Other expenses:
          Salaries and employee benefits                         230,390   212,448    451,029     428,602
          Net occupancy and equipment expense                     73,308    67,599    145,333     138,904
          Other operating expense                                143,195   118,785    279,918     246,052
                                                                --------   -------  ---------   ---------
              Total other expense                                446,893   398,832    876,280     813,558
                                                                --------   -------  ---------   ---------
        Income before income taxes                               193,348   130,089    283,262     226,438

        Applicable taxes                                          66,993    37,900     93,197      58,778
                                                                --------   -------  ---------   ---------
                Net income                                      $126,355    92,189    190,065     167,660
                                                                ========   =======  =========   =========
        Other comprehensive income:
          Unrealized (losses) gains on securities available-
          for-sale arising during period, net of tax             (46,114)   92,979    (71,354)     21,792
                                                                --------   -------  ---------   ---------
              Comprehensive income                              $ 80,241   185,168    118,711     189,452
                                                                ========   =======  =========   =========

  The accompanying notes are an integral part of these financial statements.

              UB&T FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                                     1999          1998
                                                                     ----          ----
OPERATING ACTIVITIES
Net income                                                       $   190,065      167,660

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization and accretion                          84,182       75,130
    Provision for loan losses                                        188,933       21,750
    Decrease in other assets                                          25,516      (54,336)
    Increase in accrued expenses and other liabilities                82,654      (70,425)
                                                                 -----------   ----------
    Net cash provided by operating activities                        571,350      139,779
                                                                 -----------   ----------

INVESTING ACTIVITIES
    Net increase in interest bearing deposits with other banks      (625,335)  (1,554,756)
    Purchases of investment securities-available for sale                  -   (3,219,349)
    Proceeds from sales of investment securities-
      available for sale                                                   -    2,998,804
    Proceeds from calls/maturities of investment securities-
      available for sale                                             749,500    1,419,549
    Net decrease in Federal funds sold                               780,505            -
    Payments on mortgage-backed securities                           671,189      274,257
    Net increase in loans                                         (2,338,110)  (1,036,942)
    Purchases of premises and equipment                              (16,541)     (13,871)
                                                                 -----------   ----------
    Net cash used in investing activities                           (778,792)  (1,132,308)
                                                                 -----------   ----------
FINANCING ACTIVITIES
    Proceeds from note payable                                        10,000            -
    Net increase in deposits                                       1,102,216    1,069,249
    Net (decrease) increase in Federal funds purchased              (825,000)     100,107
    Purchase of treasury stock                                       (50,975)           -
    Dividends paid                                                  (107,389)    (112,777)
                                                                 -----------   ----------
    Net cash provided by financing activities                        128,852    1,056,579
                                                                 -----------   ----------
    Net increase (decrease) in cash and cash equivalents             (78,590)      64,050

    Cash and cash equivalents at beginning of period               1,165,932      895,370
                                                                 -----------   ----------
    Cash and cash equivalents at end of period                   $ 1,087,342      959,420
                                                                 ===========   ==========

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

          The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

FORWARD-LOOKING STATEMENT

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our expectations. These forward-looking statements are generally identified by use of the words "believe," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U. S. government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Company's total assets increased $330,000 or 0.76%, for the six months ended June 30, 1999. Total loans increased by $2,241,000 or 7.5% for the six months ended June 30, 1999. Loans have been funded by the increase in deposits and the funds provided by the calls of investment securities. The loan to deposit ratio as of June 30, 1999 was 85.2% as compared to 81.7% at June 30, 1998. Total deposits increased by $1,102,000 or 3.0% for the six months ended June 30, 1999.

LIQUIDITY

As of June 30, 1999, the liquidity ratio was 21.0% compared to 28.8% at June 30, 1998. These ratios are within the Bank's target ratio range of 20% to 30%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The Bank has lines of credit available to meet any unforseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides a line of credit up to $4,000,000 on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At June 30, 1999, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios for the Bank are as follows:

                                     UB&T         United
                                   Financial      Bank &
                                 Services, Inc.    Trust
                                 --------------   -------
     Leverage capital ratio           11.2%        11.9%
     Risk-based capital ratios:
          Core capital                15.8%        16.9%
          Total capital               17.2%        18.3%


RESULTS OF OPERATIONS

Net interest income increased $135,000 or 29.8% for the three months ended
June 30, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $73,000 or 8.6% plus a decrease in interest expense of $62,000 or 15.7% for the three month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $172,000 from March 31, 1999 to June 30, 1999 compared to a decrease of $107,000 in interest-earning assets for the same time period in 1998.

Net interest income increased $236,000 or 27.0% for the six months ended
June 30, 1999 compared to the same period in 1998. The net income consists of an increase in interest income of $135,000 or 8.2% plus a decrease in interest expense of $102,000 or 13.0% for the six month period. The increase in interest income for the six month period ended June 30, 1999 is due primarily to the growth in the loan portfolio of $2,241,000 compared to loan growth of $1,037,000 for the six month period ended June 30, 1998. For the six month periods ended June 30, 1999 and 1998, the net interest margin was 5.58% and 4.56%, respectively.

The Bank's provision for loan losses increased by $43,000 or 263.6% during the three months ended June 30, 1999 as compared to the same period in 1998. The Bank's provision for loan losses increased by $167,000 or 768.6% during the six months ended June 30, 1999 as compared to the same period in 1998. The allowance for loan losses at June 30, 1999 was $451,000 or 1.4% of total loans compared to 1.2% at June 30, 1998. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at June 30, 1999.

The increase in the provision for loan losses for the three and six month periods ended June 30, 1999 as compared to 1998 is based on the increase in loans and an increase of $101,000 in net charge-offs in 1999 as compared to 1998 and an increase of $42,000 in nonaccrual loans. The majority of the net charge-offs for the period ended June 30, 1999 was made up of loans to one borrower totaling $62,000. The remaining amount consisted of a number of smaller consumer loans which all were identified during 1999. The majority of the increase in nonaccrual loans consist of two loans totaling $25,000. Considering the collateral position of the nonaccrual loans, the Bank does not anticipate incurring any significant losses. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six month periods ended June 30, 1999 and 1998,

                                                    1999       1998
                                                    ----       ----
                                               (Dollars in thousands)

          Average loans outstanding               $31,073     23,137
                                                  -------     ------
          Balance, beginning of period            $   359        312
                                                  -------     ------
               Less Charge-offs
                    Commercial loans                   (8)         0
                    Consumer loans                   (101)        (8)

               Plus Recoveries
                    Commercial loans                    5          1
                    Consumer loans                      7          4
                                                  -------     ------
                 Net charge-offs                      (97)        (3)

               Plus Provision for loan losses         189         22
                                                  -------     ------
          Balance, end of period                  $   451        331
                                                  -------     ------
          Charge-offs as a percent of
            average loans                             .35%       .03%
                                                  -------     ------


The following table is a summary of nonaccrual and past due loans.

                                            June 30, 1999
                                            -------------
                                             Past due 90
                                Nonaccrual    days still   Restructured
                                   Loans       Accruing        Loans
                                ----------   -----------   ------------
                                        (Dollars in thousands)

          Real estate loans        $ 29         $ 46            -0-
          Commercial loans          -0-           10            -0-
          Consumer loans             58          145            -0-
                                   ----         ----            ---
               Total               $ 87         $201            -0-
                                   ----         ----            ---

                                            June 30, 1998
                                            -------------
                                             Past due 90
                                Nonaccrual    days still   Restructured
                                   Loans       Accruing        Loans
                                ----------   -----------   ------------
                                        (Dollars in thousands)

          Real estate loans        $ 45         $  7            -0-
          Commercial loans          -0-          157            -0-
          Consumer loans            -0-          150            -0-
                                   ----         ----            ---
               Total               $ 45         $314            -0-
                                   ----         ----            ---


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

Other income for the three months ended June 30, 1999 increased by $20,000 or 21.5% compared to the same period in 1998. Other income for the six months ended June 30, 1999 increased by $50,000 or 26.8% compared to the same period in 1998. The increase in other income is primarily due to the increase in service charges on deposit accounts which is directly related to the increase in deposits during the six month period.

Other expenses increased approximately $48,000 or 12.1% for the three month period ended June 30, 1999 compared to the same period in 1998. Other expenses increased by approximately $63,000 or 7.8% for the six months ended June 30, 1999 compared to the same period in 1998. The increase is partly due to an increase in other operating expenses and an increase in salaries and other employee benefits. There is not any one significant item that makes up the increase in other operating expenses. The increase includes normal increases due to growth.

Income tax expense increased by $29,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Income tax expense increased by $34,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The effective tax rate for the period in 1999 was 33% compared to 26% for the same period in 1998.

Net income increased for the three months ended June 30, 1999 by $34,000 compared to the same period in 1998. Net income increased for the six months ended June 30, 1999 by $22,000 compared to the same period in 1998. The increase in net income for the three and six month periods ended June 31, 1999 is attributable to the increase in interest income while interest expenses decreased.

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

The Company is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and to ensure proper functioning. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received and forward date tested. The next step of this phase, testing mission critical service providers, was substantially completed as of March 31, 1999. During the final phase, the Implementation Phase, remediated and validated codes were tested in interfaces with customers, business partners, government institutions, and others. The Implementation Phase was substantially completed as of June 30, 1999.

The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counter parties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counter parties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. These contingency plans were completed as of June 30, 1999.

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

The Company originally estimated that its total cost for the Year 2000 project would approximate $55,000. As of June 30, 1999, the Company has incurred $15,000 in charges related to its Year 2000 remediation effort. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

The foregoing paragraphs contain a number of forward-looking statements. These statements reflect Management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause Management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, results of Year 2000 testing, adequate resolution of Year 2000 issues by the Company's customers, vendors, competitors, and counter parties, and similar uncertainties.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


PART II:  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The first annual meeting of the Shareholders of UB&T Financial Services Corporation was held on May 20, 1999. The meeting had been called pursuant to written notice for the purpose of acting on (1) Election of directors and (2) To ratify the appointment of Mauldin & Jenkins, LLC as independent public accountants of the Company for the year ending December 31, 1999. The results of the voting were as follows:

      ITEM 1                       FOR     AGAINST    ABSTAIN    TOTALS
      ------                       ---     -------    -------    ------
Bruce Albea                      273,456      -0-       1,200    274,656
Lee Cummings                     273,456      -0-       1,200    274,656
Dan Forsyth                      273,456      -0-       1,200    274,656
William D. Heath, Jr.            273,456      -0-       1,200    274,656
J. W. LeGrande                   273,456      -0-       1,200    274,656
James L. Lester                  273,456      -0-       1,200    274,656
William L. Lundy, Jr.            273,456      -0-       1,200    274,656
Sumter R. Nelson                 273,456      -0-       1,200    274,656
Elmo Peppers                     272,810      646       1,200    274,656
William Frank Shelley            273,456      -0-       1,200    274,656
Daniel B. Simon, III             273,456      -0-       1,200    274,656

ITEM 2                           270,546      -0-       4,110    274,656

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               None.


                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UB & T FINANCIAL SERVICES CORP.


DATE: August 12, 1999                 BY: /s/ Helen Sue Harris
      ---------------                    -------------------------------
                                              Helen Sue Harris
                                              Interim-President


DATE: August 12, 1999                 BY: /s/ Melissa Y. Deems
      ---------------                    -------------------------------
                                              Melissa Y. Deems
                                              Vice President and
                                              Chief Financial Officer