Form 10QSB
period 1999-09-30
UB&T FINANCIAL SERVICES CORP
filed 1999-11-12
CIK 1070730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           September 30, 1999
                                       -------------------------------------

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from                  to
                                        ----------------    --------------

COMMISSION FILE NUMBER:    000-24899


                       UB & T FINANCIAL SERVICES CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            GEORGIA                                                 58-2378257
-------------------------------                                  ---------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1999: 426,370 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)   Yes        No   X
                                                                -----     -----

                         UB & T FINANCIAL SERVICES CORP.

                                      INDEX

PART I:  FINANCIAL INFORMATION                                              Page

         ITEM 1:

         Consolidated Balance Sheet - September 30, 1999                      3

         Consolidated Statements of Income and Comprehensive Income -
         Three and nine months ended September 30, 1999 and 1998              4

         Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1999 and 1998                                    5

         Notes to Consolidated Financial Statements                           6

         ITEM 2:

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        7


PART II: OTHER INFORMATION

         ITEM 6:

         Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          14

                         PART 1: FINANCIAL INFORMATION
              UB&T FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1999
                                  (Unaudited)


                        ASSETS
                                                              1999
                                                           -----------
Cash and due from banks                                    $ 1,137,482
Federal funds sold                                           1,603,241
Interest bearing deposits with other banks                     412,042
Investment securities available for sale                     5,895,982

Loans                                                       34,095,077
  Less: Allowance for loan losses                             (497,089)
                                                           -----------
        Loans, net                                          33,597,988

Premises and equipment, net                                  1,854,848
Other assets                                                   616,354
                                                           -----------
        Total assets                                       $45,117,938
                                                           ===========

         LIABILITIES and SHAREHOLDERS' EQUITY

Deposits:
  Demand deposits                                            3,819,976
  Interest-bearing deposits                                  8,649,680
  Savings                                                    4,012,418
  Time, $100,000 and  over                                   3,156,040
  Other time                                                16,328,060
                                                           -----------
        Total deposits                                      35,966,174

Federal Home Loan  Bank advances                             3,000,000
Note payable                                                   381,000
Other liabilities                                              744,756
                                                           -----------
        Total liabilities                                   40,091,930
                                                           -----------
Shareholders' equity:
  Common stock, $5 par value, authorized
    10,000,000 shares; 451,105 shares issued                 2,255,525
  Surplus                                                    2,187,292
  Retained earnings                                          1,050,909
  Accumulated other comprehensive losses                       (61,184)
                                                           -----------
                                                             5,432,542
Less cost of 24,735 shares of treasury stock                  (406,534)
                                                           -----------
Total shareholders' equity                                   5,026,008
                                                           -----------
  Total liabilities and shareholders' equity               $45,117,938
                                                           ===========

   The accompanying notes are an integral part of these financial statements.

              UB&T FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                              Three months ended           Nine months ended
                                                                 September 30,                September 30,
                                                              1999           1998           1999         1998
                                                            --------        -------       ---------    ---------
Interest income:
  Loans, including fees                                     $818,649        663,013       2,337,767    1,852,882
  Investment securities                                       88,856        171,701         285,684      585,383
  Deposits with other banks                                   10,638         26,503          46,578       59,569
  Federal funds sold                                          22,830         15,790          65,191       38,072
                                                            --------        -------       ---------    ---------
        Total interest income                                940,973        877,007       2,735,220    2,535,906
                                                            --------        -------       ---------    ---------
Interest expense:
  Deposits                                                   306,426        397,785         974,216    1,180,678
  Borrowings                                                  37,149          1,086          52,321        2,352
                                                            --------        -------       ---------    ---------
        Total interest expense                               343,575        398,871       1,026,537    1,183,030
                                                            --------        -------       ---------    ---------
          Net interest income                                597,398        478,136       1,708,683    1,352,876

Provision for loan losses                                     55,800         30,500         244,733       52,250
                                                            --------        -------       ---------    ---------
        Net interest income after provision
         for loan losses                                     541,598        447,636       1,463,950    1,300,626
                                                            --------        -------       ---------    ---------
Other income:
  Service charges on deposit accounts                         89,896         92,932         280,147      245,518
  Other operating income                                      16,569         41,407          63,508       76,157
                                                            --------        -------       ---------    ---------
        Total other income                                   106,465        134,339         343,655      321,675
                                                            --------        -------       ---------    ---------
Other expenses:
  Salaries and employee benefits                             252,147        231,128         703,176      659,730
  Net occupancy and equipment expense                         74,536         66,327         219,869      205,231
  Other operating expense                                    120,034        147,403         399,952      393,125
                                                            --------        -------       ---------    ---------
        Total other expense                                  446,717        444,858       1,322,997    1,258,086
                                                            --------        -------       ---------    ---------
Income before income taxes                                   201,346        137,117         484,608      364,215

Applicable taxes                                              74,115         41,195         167,312       99,973
                                                            --------        -------       ---------    ---------
                Net income                                  $127,231         95,922         317,296      264,242
                                                            ========        =======       =========    =========
Other comprehensive income:
  Unrealized (losses) gains on securities available-
   for-sale arising during period, net of tax                (17,933)        34,228         (89,287)      56,238
  Less:  Reclassification adjustment for gains
   included in net income, net of tax                              0         18,043               0       18,261
                                                            --------        -------       ---------    ---------
Total other comprehensive income                             (17,933)        16,185         (89,287)      37,977

        Comprehensive income                                $109,298        112,107         228,009      302,219
                                                            ========        =======       =========    =========
Basic and diluted earnings per common share                 $   0.30           0.21            0.75         0.59
                                                            ========        =======       =========    =========
Weighted average outstanding shares                          426,370        451,105         423,031      451,105
                                                            ========        =======       =========    =========
Cash dividends per common share                             $   0.00           0.00            0.25         0.25
                                                            ========        =======       =========    =========

  The accompanying notes are an integral part of these financial statements.

              UB&T FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                              1999               1998
                                                                          -----------         ----------
OPERATING ACTIVITIES
Net income                                                                $   317,296            264,242

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, amortization and accretion                                 128,327            111,690
     Provision for loan losses                                                244,733             52,250
     Gain on sale of investment securities available for sale                       -            (27,668)
     (Increase) decrease  in other assets                                     (69,362)            64,627
     Increase in accrued expenses and
       other liabilities                                                      290,116              9,675
                                                                          -----------         ----------
     Net cash provided by operating activities                                911,110            474,816
                                                                          -----------         ----------
INVESTING ACTIVITIES
     Purchases of investment securities-available for sale                          -         (5,864,031)
     Purchases of investment securities-held to maturity                      (20,000)
     Proceeds from sale of securities available-for-sale                            -          2,062,858
     Proceeds from calls/maturities of investment securities-
        available for sale                                                    749,498          6,494,774
     Net increase in interest bearing deposits with
       other banks                                                           (296,524)        (1,579,421)
     Net decrease in Federal funds sold                                       724,500          1,588,759
     Payments on mortgage-backed securities                                   838,235            508,004
     Net increase in loans                                                 (4,287,115)        (4,101,353)
     Purchases of premises and equipment                                      (31,472)           (59,516)
                                                                          -----------         ----------
       Net cash used in investing activities                               (3,052,376)          (949,926)
                                                                          -----------         ----------
FINANCING ACTIVITIES
     Proceeds from Federal Home Loan Bank advance                           3,000,000                  -
     Proceeds from note payable                                                25,000             30,000
     Net (decrease) increase in deposits                                     (658,318)           308,954
     Net (decrease) increase  in Federal funds purchased                     (825,000)           555,000
     Purchase of treasury stock                                               (50,975)                 -
     Dividends paid                                                          (107,389)          (112,776)
                                                                          -----------         ----------
     Net cash provided by  financing activities                             1,383,318            781,178
                                                                          -----------         ----------
Net increase (decrease) in cash and cash equivalents                         (757,948)           306,068

Cash and cash equivalents at beginning of period                            1,165,932            895,370
                                                                          -----------         ----------
Cash and cash equivalents at end of period                                $   407,984          1,201,438
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

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 3: BUSINESS COMBINATION

On October 14, 1999, UB&T Financial Services Corporation signed an Agreement and Plan of Reorganization with GB&T Bancshares, Inc. This agreement provides for the merger of Financial Services with and into GB&T, with GB&T being the surviving corporation of the merger.

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

FINANCIAL CONDITION

The Company's total assets increased $1,901,000 or 4.4%, for the nine months ended September 30, 1999. Total loans increased by $4,402,000 or 13.7% for the nine months ended September 30, 1999. Loans have been funded by Federal Home Loan Bank advances and the funds provided by the calls, maturities and payments of investment securities. The loan to deposit ratio as of September 30, 1999 was 94.8% as compared to 74.2% at September 30, 1998. The increase in the loan to deposit ratio is due to the continuing increase in loan demand combined with the decrease in higher paying deposits. As noted above, the increase in loans has been funded by Federal Home Loan Bank advances. Total deposits decreased by $658,000 or 1.8% for the nine months ended September 30, 1999.

LIQUIDITY

As of September 30, 1999, the liquidity ratio was 20.3% compared to 26.7% at September 30, 1999. These ratios are within the Bank's target ratio range of 20% to 30%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the decrease in liquid assets due to the increase in loan demand, as discussed above, and the increase in pledged deposits since December 31, 1998. The Bank has lines of credit available to meet any unforseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides a line of credit up to $4,000,000 on an as needed basis. As of September 30, 1999, the bank had outstanding Federal Home Loan Bank advances totaling $3,000,000.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% , core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At September 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios for the Company and the Bank are as follows:

                                             UB&T                 United
                                           Financial              Bank &
                                         Services, Inc.           Trust
                                         --------------           ------
     Leverage capital ratio                  11.9%                 11.1%
     Risk-based capital ratios:
          Core capital                       16.5%                 15.5%
          Total capital                      17.8%                 16.7%

RESULTS OF OPERATIONS

Net interest income increased $119,000 or 24.9% for the three months ended September 30, 1999 compared to the same period in 1998. The net increase consist of an increase in interest income of $64,000 or 7.3% plus a decrease in interest expense of $55,000 or 13.9% for the three month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $1,492,000 from June 30, 1999 to September 30, 1999 compared to a decrease of $96,000 in interest-earning assets for the same time period in 1998.

Net interest income increased $356,000 or 26.3% for the nine months ended September 30, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $199,000 or 7.9% plus a decrease in interest expense of $156,000 or 13.2% for the nine month period. The increase in interest income for the nine month period ended September 30, 1999 is due primarily to the growth in total interest-earning assets of $2,050,000 compared to an increase of $956,000 for the same period during 1998. For the nine month periods ended September 30, 1999 and 1998, the net interest margins were 5.68% and 4.67%, respectively. This increase in the net interest margin is a direct result of the increase in interest earning assets as noted in the above paragraph.

The Bank's provision for loan losses increased by $25,000 or 82.9% during the three months ended September 30, 1999 as compared to the same period in 1998. The Bank's provision for loan losses increased by $192,000 or 368.4% during the nine months ended September 30, 1999 as compared to the same period in 1998. The allowance for loan losses at September 30, 1999 was $497,000 or 1.46% of total loans compared to 1.2% at September 30, 1998.

The increase in the provision for loan losses for the three and nine month periods ended September 30, 1999 as compared to 1998 is primarily due to an increase of $84,000 in net charge-offs in 1999 as compared to 1998 The majority of the net charge-offs for the nine month period ended September 30, 1999 was made up of loans to two borrowers totaling $91,000. The remaining amount consisted of a number of smaller consumer loans which all were identified during 1999. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at September 30, 1999.

The following table summarizes the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998,

                                                           1999           1998
                                                          -------        ------
                                                          (Dollars in thousands)

     Average loans outstanding                            $31,668        23,764
                                                          -------        ------
     Balance, beginning of period                         $   359           312
                                                          -------        ------
          Less Charge-offs
               Commercial loans                               (37)          (13)
               Consumer loans                                (107)          (20)
          Plus Recoveries
               Commercial loans                                30             4
               Consumer loans                                   7             6
                                                          -------        ------
               Net charge-offs                               (107)          (23)

          Plus Provision for loan losses                      245            52
                                                          -------        ------
     Balance, end of period                               $   497           341
                                                          -------        ------
     Charge-offs as a percent of average loans                .45%          .14%
                                                          -------        ------

As noted in the table below, the decrease in nonaccrual loans is a result of the nonaccrual loans totaling $155,000 that were charged off in December 1998. Considering the collateral position of the eight remaining nonaccrual loans, the Bank does not anticipate incurring any significant losses. As of September 30, 1999, the majority of nonaccurals were to two borrowers totaling $28,000.

The increase in loans past due 90 days increased $151,000 or 1.07% for the nine month period ended September 30, 1999 as compared to the same period in 1998. The past due loans as of September 30, 1999 consisted of 58 consumer loans with an average balance of $5,000 compared to 20 loans with an average balance of $7,000 for the same period in 1998. Based on management's evaluation and continued efforts in collections, the allowance is adequate to cover any potential losses. As noted above, management adjust the allowance monthly to reflect the risk in the loan portfolio.

The following table is a summary of nonaccrual and past due loans.

                                               September 30, 1999
                                   ------------------------------------------
                                                  Past due 90
                                   Nonaccrual     days still     Restructured
                                     Loans         Accruing         Loans
                                   ----------     -----------    ------------
                                            (Dollars in thousands)
     Real estate loans                $ 11           $ 42            -0-
     Commercial loans                  -0-             40            -0-
     Consumer loans                     36            181            -0-
                                      ----           ----            ---
              Total                   $ 47           $263            -0-
                                      ----           ----            ---
                                               September 30, 1998
                                   ------------------------------------------
                                                  Past due 90
                                   Nonaccrual     days still     Restructured
                                     Loans         Accruing         Loans
                                   ----------     -----------    ------------
                                            (Dollars in thousands)
     Real estate loans                $ 23           $  7            -0-
     Commercial loans                   49             95            -0-
     Consumer loans                    134             40            -0-
                                      ----           ----            ---
           Total                      $206           $142            -0-
                                      ----           ----            ---

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Other income for the three months ended September 30, 1999 decreased by $28,000 or 20.8% compared to the same period in 1998. This decrease was due to the gain on sale of securities totaling $28,000 as of September 30, 1998. Other income for the nine months ended September 30, 1999 increased by $22,000 or 6.8% compared to the same period in 1998. The increase in other income is primarily due to the increase in service charges on deposit accounts which is directly related to the increase in demand deposits during the nine month period.

Other expenses increased approximately $2,000 or 0.42% for the three month period ended September 30, 1999 compared to the same period in 1998. Other expenses increased by approximately $65,000 or 5.2% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is partly due to an increase in salaries and other employee benefits.

Income tax expense increased by $33,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Income tax expense increased by $67,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The effective tax rate for the nine month period in 1999 was 34% compared to 27% for the same period in 1998.

Net income increased for the three months ended September 30, 1999 by $31,000 compared to the same period in 1998. Net income increased for the nine months ended September 30, 1999 by $53,000 compared to the same period in 1998. The increase in net income for the three and nine month periods ended September 30, 1999 is attributable to the increase in net interest income.

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

The Company originally estimated that its total cost for the Year 2000 project would approximate $55,000. As of September 30, 1999, the Company has incurred $16,000 in charges related to its Year 2000 remediation effort. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

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


UB & T FINANCIAL SERVICES CORP.


DATE: November 8, 1999                 BY: /s/ J. Steven Walraven
      ----------------                     --------------------------
                                               J. Steven Walraven
                                               President & CEO


DATE: November 8, 1999                 BY: /s/ Melissa Y. Deems
      ----------------                     --------------------------
                                               Melissa Y. Deems
                                               Vice President and CFO